Form 10-Q
period 2003-09-30
ACUSPHERE INC
filed 2003-11-12
CIK 1115143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

   (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2003

or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ___________ to ___________.

Commission File Number 000-50405

ACUSPHERE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3208947 (IRS Employer Identification No.)

500 Arsenal Street Watertown, Massachusetts (Address of principal executive offices)	02472 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 648-8800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     As of November 7, 2003 there were 14,293,535 shares of the registrant’s common stock, $.01 par value per share, outstanding.

ACUSPHERE, INC.

Form 10-Q
For the Quarterly Period Ended September 30, 2003

CONTENTS

		Page
		Number

PART I:	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets: December 31, 2002 and September 30, 2003	3
	Consolidated Statements of Operations: Three and Nine Months ended September 30, 2002 and 2003 and the period from inception (July 12, 1993) to September 30, 2003	4
	Consolidated Statements of Cash Flows: Nine Months ended September 30, 2002 and 2003 and the period from inception (July 12, 1993) to September 30, 2003	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	36
Item 4.	Controls and Procedures	36
PART II:	OTHER INFORMATION	37
Item 1.	Legal Proceedings	37
Item 2.	Changes in Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	38
Item 6.	Exhibits and Reports on Form 8-K	38
Signature		39

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ACUSPHERE, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2002	2003

		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,796,238	$9,378,300
Short-term investments	195,698	1,997,623
Other current assets	428,837	433,747

Total current assets	8,420,773	11,809,670
PROPERTY AND EQUIPMENT, At cost:
Property and equipment (Note 5)	8,986,125	9,838,958
Less accumulated depreciation and amortization	6,202,033	7,613,548

Property and equipment, net	2,784,092	2,225,410
OTHER ASSETS	2,162,196	2,184,127

TOTAL	$13,367,061	$16,219,207

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Convertible notes (Note 6)	$—	$18,992,217
Current portion of long-term debt (Note 7)	3,564,655	888,536
Accounts payable	737,715	1,001,145
Accrued expenses	1,219,744	2,091,023

Total current liabilities	5,522,114	22,972,921

LONG-TERM DEBT, Net of current portion	1,725,588	418,118

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK, At carrying value; including accrued dividends; authorized, 32,106,077 shares as of December 31, 2002 and 56,265,576 shares as of September 30, 2003; issued and outstanding, 31,145,083 shares as of December 31, 2002 and 27,413,084 shares as of September 30, 2003	91,467,075	82,885,082

STOCKHOLDERS’ DEFICIT:
Common stock, $0.01 par value; authorized, 11,741,127 shares as of December 31, 2002 and 16,000,000 shares as of September 30, 2003; issued 1,218,876 shares as of December 31, 2002 and 1,993,632 shares as of September 30, 2003; outstanding 1,212,849 shares as of December 31, 2002 and 1,993,632 shares as of September 30, 2003	12,189	19,937
Additional paid-in capital	34,029,519	49,452,849
Less treasury stock, at cost	(361)	—
Accumulated other comprehensive income	288	—
Deferred stock-based compensation	(1,793,404)	(2,082,743)
Deficit accumulated during development stage	(117,595,947)	(137,446,957)

Total stockholders’ deficit	(85,347,716)	(7,171,832)

TOTAL	$13,367,061	$16,219,207

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Period from
	Three Months Ended		Nine Months Ended		Inception (July 12,
					1993) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2002	2003	2002	2003	2003

OPERATING EXPENSES:
Research and development(1)	$3,509,602	$3,376,467	$10,935,507	$9,624,782	$67,949,269
General and administrative(1)	1,024,001	916,449	2,848,911	2,770,857	18,723,053
Stock-based compensation	545,547	359,975	1,667,362	1,071,788	4,432,321

Total operating expenses	5,079,150	4,652,891	15,451,780	13,467,427	91,104,643
Equity in loss of joint venture	373,650	—	1,181,894	—	15,164,257
Interest income	66,486	30,817	182,922	99,927	3,873,982
Other income (expense)	370	37,500	9,114	(83,708)	(74,594)
Interest expense	(315,492)	(699,997)	(1,033,562)	(1,740,005)	(6,008,271)

NET LOSS	(5,701,436)	(5,284,571)	(17,475,200)	(15,191,213)	(108,477,783)
Accretion of dividends and offering costs on preferred stock	1,700,349	1,424,853	4,984,435	4,659,798	28,969,175

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	($7,401,785)	($6,709,424)	($22,459,635)	($19,851,011)	($137,446,958)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE –
Basic and diluted	$(7.19)	$(3.42)	$(33.27)	$(13.59)

WEIGHTED-AVERAGE SHARES OUTSTANDING –
Basic and diluted	1,029,932	1,964,203	675,032	1,460,946

(1) Excludes stock-based compensation as follows:
Research and development	$217,605	$161,829	$660,008	$486,857	$1,891,358
General and administrative	327,942	198,146	1,007,354	584,931	2,540,963

	$545,547	$359,975	$1,667,362	$1,071,788	$4,432,321

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
	Nine Months Ended		Inception (July
			12, 1993) to
	September 30,	September 30,	September 30,
	2002	2003	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($17,475,200)	($15,191,213)	($108,477,783)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	1,667,362	1,071,788	4,432,321
Depreciation and amortization	1,263,894	1,411,515	8,427,862
Noncash interest expense	302,267	517,370	1,366,112
Noncash rent expense	40,230	40,230	93,870
Noncash other expense	—	68,908	68,908
Equity in loss from joint venture	1,181,894	—	15,164,257
Changes in operating assets and liabilities:
Due from joint venture	(776,162)	—	(3,149,257)
Other current assets	(114)	(4,910)	(551,008)
Accounts payable	(860,803)	263,429	1,001,145
Accrued expenses	1,048,385	871,279	2,091,024

Net cash used in operating activities	(13,608,247)	(10,951,604)	(79,532,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(638,950)	(309,464)	(1,552,349)
(Increase) decrease in other assets	75,485	(687,937)	(2,306,963)
Investment in joint venture	—	—	(12,015,000)
Maturities (purchases) of short-term investments	9,042,489	(1,802,213)	(1,980,124)

Net cash provided by (used in) investing activities	8,479,024	(2,799,614)	(17,854,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(2,516,890)	(4,174,086)	(17,560,215)
Proceeds from long-term debt	—	19,440,342	29,440,342
Proceeds from financing of equipment	—	—	347,960
Net proceeds from sale of redeemable convertible preferred stock	14,283,074	—	94,337,203
Net proceeds from sale of common stock	16,005	67,024	201,355
Purchase and retirement of treasury stock	—	—	(1,360)

Net cash provided by financing activities	11,782,189	15,333,280	106,765,285

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,652,966	1,582,062	9,378,300
CASH AND CASH EQUIVALENTS – Beginning of period	6,256,468	7,796,238	—

CASH AND CASH EQUIVALENTS – End of period	$12,909,434	$9,378,300	$9,378,300

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

     The accompanying unaudited consolidated financial statements of Acusphere, Inc. and Subsidiary (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements. Those audited statements are included in our Registration Statement No. 333-106725 on Form S-1, as amended, which has been filed with the SEC.

     On September 12, 2003, the Company effected a one for six reverse stock split of its common stock. All share and per share amounts included in these unaudited consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

     In the opinion of management, all adjustments, consisting only of normal, recurring adjustments (with the exception of the effect of the reverse split) considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the full fiscal year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements include judgmental accrued expenses and valuation of stock-based compensation.

2.	Subsequent Event - Initial Public Offering

     On October 14, 2003, the Company completed an initial public offering which, after deducting underwriting discounts and expenses and estimated offering-related expenses, resulting in net proceeds to the Company of approximately $47.3 million and issuance by the Company of 3,750,000 shares of common stock. In connection with the initial public offering, all of the outstanding shares of the Company’s preferred stock and all of its outstanding 10% convertible promissory notes, including interest accrued thereon through the closing date of the offering, were converted into shares of our common stock. Because the offering closed after September 30, 2003, the results of the offering are not reflected in the accompanying unaudited consolidated financial statements. A summary of the terms of this offering can be found in our Registration Statement on Form S-1 as filed with the SEC.

3.	Accounting for Stock-based Compensation

     The Company’s employee stock option plans are accounted for using the intrinsic-value-based method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees with fixed amounts and fixed exercise prices which for accounting purposes are at least equal to the fair value of the Company’s common stock at the date of grant. Conversely, when the exercise price for accounting purposes is below fair value of the Company’s common stock on the date of grant, a non-cash charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. The Company uses the fair-value method to account for nonemployee stock-based compensation.

     Stock options granted during 2003 are as follows:

			Weighted
			Average
	Number	Exercise	Exercise
	of	Price	Price Per
	Shares	Per Share	Share

For the three months ended:
March 31, 2003	197,726	$0.84	$0.84
June 30, 2003	—	—	—
September 30, 2003	285,346	13.02	13.02

     The stock options granted in the three months ended March 31, 2003 were deemed for accounting purposes to have been granted at exercise prices below fair value. The Company has recorded the difference between the exercise price and the fair value of $6.84 as deferred stock-based compensation. The Company expenses deferred stock-based compensation as charges to operations over the vesting period of the options.

     Had compensation cost for grants issued during the three and nine months periods ended September 30, 2002 and 2003 been determined consistent with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” pro forma net loss and net loss per share would have been the following:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,		September 30,
	2002	2003	2002		2003

Applicable to common stockholders:
Net loss – as reported	$(7,401,785)	$(6,709,424)	$	(22,459,635)	$(19,851,011)
Add: Stock-based compensation expense included in reported net loss	545,547	359,975		1,667,362	1,071,788
Deduct: Stock-based compensation expense determined under fair value method	(646,201)	(325,297)		(1,987,992)	(1,333,761)

Net loss – proforma	$(7,502,439)	$(6,674,746)	$	(22,780,265)	$(20,112,984)

Net loss per share (basic and diluted):
As reported	$(7.19)	$(3.42)		$(33.27)	$(13.59)
Pro forma	$(7.28)	$(3.40)		$(33.75)	$(13.77)

4.	Net Loss Per Common Share

     Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, which consist of redeemable convertible preferred stock, 10% convertible promissory notes, including accrued interest thereon, stock options, warrants, and restricted common stock that are not included in the diluted net loss per share calculation, aggregated 7,845,298 and 7,968,530 as of September 30, 2002 and 2003, respectively.

     The following table reconciles weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2003	2002	2003

Weighted-average common shares outstanding	1,039,115	1,978,800	685,049	1,465,474
Less weighted-average unvested restricted common shares outstanding	(9,183)	(14,597)	(10,017)	(4,528)

Basic and diluted weighted-average common shares outstanding	1,029,932	1,964,203	675,032	1,460,946

5.	Property and Equipment

     Property and equipment at cost consist of the following:

	As of:
	December 31,	September 30,
	2002	2003

Equipment	$8,721,004	$9,536,060
Furniture and fixtures	166,926	180,393
Leasehold improvements	98,195	122,505

Total property and equipment	$8,986,125	$9,838,958

6.	Convertible Notes and Warrants

     On April 11, 2003 and June 27, 2003, the Company raised $19.1 million and $319,000, respectively, from existing preferred stockholders in exchange for convertible promissory notes and warrants. The notes bear interest at a rate of 10% per annum. The notes and accrued interest automatically converted into common stock on October 14, 2003, the date of the closing of the Company’s initial public offering discussed in Note 2, at a conversion price of $8.46 per share. Warrants issued in connection with the 10% convertible promissory notes allow for the purchase of up to an additional 459,120 shares of common stock at $8.46 per share. The warrants expire five years from the dates of issuance. Based upon the relative value of the notes and the deemed value of the warrants, the Company allocated $761,500 of the $19.4 million in cumulative proceeds to the warrants and reduced the carrying value of the notes by the unamortized discount. Amortization of this discount for the three and nine month periods ended September 30, 2003 was $149,375 and $313,375, respectively. This amortization is recorded as non-cash interest expense.

7.	Long-term Debt

     The carrying value of long-term debt is as follows:

	As of:
	December 31,	September 30,
	2002	2003

Capital lease obligations	$2,342,045	$1,306,654
Subordinated loans payable	2,948,198	—

	5,290,243	1,306,654
Less current maturities	3,564,655	888,536

Long-term debt, net	$1,725,588	$418,118

     Long-term debt, including current maturities, outstanding as of September 30, 2003 consisted of capital equipment leased under various capital lease arrangements. Monthly payments range from $3,708 to $46,222 with maturities through April 2005. The subordinated loans payable which were outstanding as of December 31, 2002 were repaid in full in June 2003 and, in conjunction with such payments, the Company was released from the security agreement related to the subordinated loans payable.

8.	Stockholders’ Equity

     On July 1, 2003, 3,731,999 shares of several series of preferred stock were converted into 732,600 shares of common stock. These conversions were based upon the conversion ratios then applicable for each series of preferred stock. On July 1, 2003, the Company filed a registration statement on Form S-1 with the SEC for an initial public offering of its common stock. Upon the closing of the Company’s initial public offering, which occurred on October 14, 2003, subsequent to the end of the Company’s third fiscal quarter reported on herein, all remaining outstanding shares of preferred stock and all outstanding 10% convertible promissory notes, including interest accrued thereon through the closing date of the offering, were converted into shares of common stock based upon the conversion ratios then applicable.

     In July 2003, the Company’s board of directors approved the 2003 Stock Option and Incentive Plan and the 2003 Employee Stock Purchase Plan, each to become effective on the closing of the Company’s initial public offering, which occurred on October 14, 2003. The aggregate number of shares which may be issued under the 2003 Stock Option and Incentive Plan is 2,500,000 shares of common stock. The aggregate number of shares which may be sold under the 2003 Employee Stock Purchase Plan is 233,334 shares of common stock. In addition, the Company’s board of directors increased the number of shares of common stock that may be granted under the Company’s 1994 Stock Plan such that as of September 30, 2003, there were 1,251,080 shares reserved for issuance under the plan of which an aggregate of 1,161,828 shares of common stock were reserved for outstanding stock options and 89,252 shares of common stock were available for issuance.

     In September 2003, in connection with the Company’s registration for its initial public offering, the Company increased the number of authorized shares of common stock to an aggregate amount, as adjusted, of 16,000,000. Upon the closing of the Company’s initial public offering on October 14, 2003, the Company’s authorized capital stock, consisted of 98,500,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the board of directors. No other class of capital stock is authorized.

     On September 12, 2003, the Company effected a one-for-six share reverse stock split the effect of which has been retroactively applied to all common stock outstanding and to all common stock equivalents.

9.	Comprehensive Income

     Comprehensive loss is defined as the change in stockholders’ deficit during a period from transactions and other events and circumstances from nonowner sources. During the three and nine months ended September 30, 2002 and 2003, other then reported net loss, the only other component of comprehensive loss incurred by the company were unrealized losses of $24 and $3,546, respectively, in 2002 and zero and $288, respectively, in 2003, on short term investments.

10.	Recently Issued Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, including redeemable preferred stock. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the interim period commencing July 1, 2003, except for mandatorily redeemable financial instruments of nonpublic companies. Adoption of this statement did not have a material impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements May Prove Inaccurate

     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this quarterly report on Form 10-Q) may contain statements that are not historical facts, so-called “forward-looking statements,” that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

     Forward-looking statements made in connection with this Form 10-Q include, but are not limited to our plans and abilities to attract qualified collaborators on acceptable terms; our estimates of expenses, staffing and capital requirements and our abilities to raise additional financing; and our manufacturing capabilities and timing of manufacturing production for our product candidates.

     In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expression intended to identify forward-looking statements. These statements reflect our current views with respect to future events, and are based on assumptions and subject to risks and uncertainties. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. When considering forward-looking statements, you should keep in mind the “Factors That May Affect Future Results” and other cautionary statements included in this report.

     You should read this report with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the Federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this report, and particularly our forward-looking statements, by these cautionary statements.

Overview

     We are a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using our proprietary porous microparticle technology. We are focused on developing proprietary drugs that can offer significant benefits such as improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. Our three initial product candidates are in clinical development and are designed to address large unmet clinical needs within cardiology, oncology and asthma. Our lead product candidate is a cardiovascular drug in Phase III clinical development for the detection of coronary artery disease, the leading cause of death in the United States.

     We created our three initial product candidates using technology that enables us to control the size and porosity of microparticles in a versatile manner, so we can customize the microparticles to address the delivery needs of a variety of drugs. We are focused on creating porous microparticles that are smaller than red blood cells. Small microparticles are important for delivering drugs intravenously so that they can pass through the body’s smallest blood vessels, for increasing the surface area of a drug so that the drug will dissolve more rapidly, and for delivering drugs to the lung via inhalation. Porosity is important for entrapping gases in microparticles, for controlling the release rate of the drug from a microparticle, and for targeting inhaled drugs to specific regions of the lung.

     We are a development stage company and have devoted substantially all of our efforts towards the research and development of our product candidates and raising capital. Since our inception, we have had no revenue from product sales and have funded our operations almost exclusively through the private and public placement of equity securities, equipment leases and debt financings. We have not been profitable and have incurred a cumulative net loss of $108.5 million from inception through September 30, 2003.

     We expect to incur significant operating losses for the next several years. Research and development expenses relating to our product candidates will continue to increase. In particular, we expect to incur increased costs for Phase III clinical trials of AI-700. General and administrative costs will increase as we prepare for the commercialization of our product candidates and as we begin operating as a public company. Manufacturing expenses, which are currently part of research and development expenses, will also increase as we prepare for the commercialization of our product candidates.

AI-700 Clinical Trial Update

     Our Phase III program for AI-700 commenced in 2003 under a U.S. Investigational New Drug application (“IND”) and in compliance with applicable European regulatory requirements. The Phase III clinical plan provides for a two-part program consisting of a pilot phase, which is currently ongoing at multiple clinical sites and is designed to qualify and train new investigators, and two multi-center pivotal trials each for approximately 300 patients with suspected coronary artery disease. The Phase III pilot and pivotal phase studies will take place at clinical sites in North America and Europe with data from the trials intended for submission to U.S., Canadian and European regulatory authorities. The endpoints for the pivotal trials are sensitivity and specificity in comparison to nuclear stress, angiography or clinical outcome.

     During the three months ended September 30, 2003, we continued the pilot phase at clinical sites in the U.S. and Europe in preparation for commencing the pivotal phase of our Phase III AI-700 clinical trial at select clinical sites before the end of 2003. In addition, during the three months ended September 30, 2003 we added clinical staffing of an additional five people, including two individuals with medical degrees, representing the balance of our clinical support staff which we believe is needed at the start of the pivotal phase of our Phase III AI-700 clinical trial.

Patent Update

     During the nine months ended September 30, 2003, we were issued three additional U.S. patents as follows:

U.S. Patent No.	Date Issued	Expiration Date	Subject

6,560,897	May 13, 2003	June 15, 2019	Spray drying apparatus and methods of use
6,589,557	July 8, 2003	November 4, 2019	Porous celecoxib matrices and methods of manufacture thereof
6,610,317	August 26, 2003	May 25, 2020	Porous paclitaxel matrices and methods of manufacture thereof

     As of September 30, 2003, we owned twelve issued U.S. patents, one allowed U.S. patent application and twelve U.S. patent applications. We also own more than one hundred pending international and foreign patent applications corresponding to our U.S. patents and applications.

     On November 11, 2003, we were issued an additional U.S. patent, number 6,645,528, entitled “Porous drug matrices and methods of manufacture thereof.”

Financial Operations Overview

     Revenues. We have not generated any operating revenues since our inception and do not expect operating revenues in the near future. Further in the future, we will seek to generate revenues from a combination of product sales, up-front or milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our intellectual property.

     Research and Development Expense. Research and development expense consists of expenses incurred in developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, costs of facilities and the legal costs of pursuing patent protection on select elements of our intellectual property. We expense research and development costs, including patent related costs, as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. Development programs for later stage product candidates, such as AI-700, tend to cost more than earlier stage programs due to the length and the number of patients enrolled in clinical trials for later stage programs. From inception through September 30, 2003, we cumulatively spent $67.9 million on research and development. Additionally, from June 2000 through September 2002, we performed research and development through a joint venture, as discussed below.

     General and Administrative Expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. From inception through September 30, 2003, we have cumulatively incurred $18.7 million in general and administrative expense.

     Stock-Based Compensation Expense. Stock-based compensation expense, which is a non-cash charge, results principally from stock option grants to our employees at exercise prices deemed for accounting purposes to be below the fair market value of our stock on the date the stock options were granted. We have granted stock options for which the exercise prices were deemed for accounting purposes to be below the fair value of the underlying common stock resulting in our recording stock-based compensation expense associated with such grants. Stock-based compensation expense is also recorded for stock option grants to non-employees and for restricted stock grants provided to directors and advisors in lieu of cash compensation. Deferred compensation on fixed awards is amortized as a charge to operations over the vesting periods of the options and grants, subject to adjustment for forfeiture during the vesting period. As of September 30, 2003, we deferred $2.1 million in stock-based compensation and, from inception through September 30, 2003, recognized stock-based compensation expense of $4.4 million.

     Equity in Loss of Joint Venture. In June 2000, we established in collaboration with Elan Corporation, plc and its affiliates a joint venture, Acusphere Newco, Ltd., a Bermuda corporation, to develop and commercialize pulmonary drug delivery product candidates. In September 2002, we reached an agreement with Elan terminating the joint venture in a cash-free transaction. Equity in loss of joint venture consists of our portion of the losses from Acusphere Newco, Ltd. from June 2000, when the joint venture was established, until September 2002, when the joint venture was terminated. During that period, we owned an 80.1% interest in the joint venture and Elan owned a 19.9% interest in the joint venture on a fully diluted basis. Elan had retained significant minority investor rights that prevented us from exercising full control over the joint venture. Accordingly, during the period from June 2000 to

September 2002, we recorded net losses of the joint venture in accordance with our percentage ownership (80.1%) of such entity and reported such loss using the equity method of accounting. In connection with the termination of the joint venture we recorded a loss of $381,413 for an amount previously recorded as due from Elan. Including this amount, from inception through the date on which we terminated our joint venture with Elan, we cumulatively incurred $15.2 million in equity in loss of joint venture.

     Interest and Other Income (Expense). Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest incurred on equipment leases and on debt financings.

     Accretion of Dividends and Offering Costs on Convertible Preferred Stock. Accretion of dividends and offering costs on convertible preferred stock primarily consists of dividends on convertible preferred stock. Prior to conversion of convertible preferred stock to common stock, which occurred on October 14, 2003 upon the completion of the Company’s initial public offering, our convertible preferred stock was entitled to accretion of dividends, the amount of which decreased the amount of stockholders’ equity available to common stockholders and effectively increases the loss per share of common stock. After October 14, 2003, no existing convertible preferred stock is outstanding, and accordingly there will be no further accretion of dividends and offering costs on these shares.

Results of Operations

Three Months Ended September 30, 2002 and 2003

     Research and Development Expense. Research and development expense decreased $133,000, or 4%, to $3.4 million in the three months ended September 30, 2003 from $3.5 million in the three months ended September 30, 2002. Research and development expense declined in the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 primarily due to the timing of costs incurred in 2002 related to AI-850 clinical trials, including trial startup costs and costs of manufacturing of clinical materials incurred, as well as costs incurred in the third quarter of 2002 to complete our initial AI-128 Phase 1 clinical trial. Higher costs were also incurred in the 2002 period in connection with evaluating certain other product candidates. These lower costs in the third quarter of 2003 were partially offset by $675,000 in increased costs incurred in the 2003 period in connection with the commencement of our AI-700 Phase III clinical program.

     The following table summarizes the primary components of our research and development expense for the three months ended September 30, 2002 and 2003. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any individual project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in aggregate in support of all research and development.

	Three Months Ended
	September 30,

	2002	2003

	(in thousands)
AI-700	$1,522	$2,197
AI-850 and AI-128	657	155
Other	451	193

Total direct costs	2,630	2,545
Facility costs	512	493
Depreciation	322	252
Patent costs	46	86

Total research and development expense	$3,510	$3,376

     Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our primary research and development programs are as follows:

•	Late Stage Clinical Development Program (AI-700). Our lead product candidate, AI-700, is a cardiovascular drug for the detection of coronary artery disease. We incurred direct research and development expense for AI-700 in the three months ended September 30, 2003 of $2.2 million compared to $1.5 million in the three months ended September 30, 2002. Of these amounts, $600,000 for the three months ended September 30, 2003 and $544,000 for the three months ended September 30, 2002 were incurred in connection with the production of clinical trial material by a third-party contract manufacturer. In 2003, we commenced clinical studies in our Phase III clinical program for AI-700, and we identified and began training additional clinical sites to be part of this Phase III clinical program. We anticipate that new clinical sites for this clinical trial, in both Europe and North America, will be trained and initiated during 2003 and 2004. As clinical sites are initiated and increasing numbers of patients are enrolled in the Phase III clinical program, we anticipate incurring increased costs from professional service firms helping to support the clinical trial by providing services such as independent clinical monitoring, data acquisition and data evaluation. We also anticipate incurring increased costs related to hiring of additional research and development and clinical personnel. In addition, we anticipate incurring increased costs associated with production and distribution of clinical trial material, including production in 2003 and 2004 of clinical trial material which meets our requirements for the pivotal trials of our Phase III clinical program and with preparation for commercial production.

•	Early Stage Clinical Development Programs (AI-850 and AI-128). Our initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128, are in early stages of clinical development. We incurred direct research and development expense for AI-850 and AI-128 in the three months ended September 30, 2003 of $155,000 compared to $657,000 in the three months ended September 30, 2002. Of these amounts, $50,000 for the three months ended September 30, 2002 was incurred in connection with the production of clinical trial material by a third-party contract manufacturer. There were no contract manufacturing costs incurred in connection with these product development programs during the three months ended September 30, 2003. We anticipate that our overall costs for development of these product candidates will decline until we are prepared to commence further pre-clinical and clinical testing using our own resources or through strategic collaborations.

•	Other. Other direct research and development costs primarily consist of management and preclinical evaluation of other product candidates.

     Each of our research and development programs are subject to risks and uncertainties, including the requirement to seek regulatory approval, that are outside of our control. For example, our clinical trials may be subject to delays or rejections based on our inability to enroll patients at the rate that we expect or our inability to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. Moreover, the product candidates identified in these research and development programs, particularly our early stage programs, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from such projects could be expected to commence or the completion date of these programs. Failure to commercialize these product candidates on a timely basis could have a material adverse affect on our business, financial condition and results of operations. We may seek to establish collaborative relationships to help us commercialize these product candidates, but there can be no assurance that we will be successful in doing so.

     General and Administrative Expense. General and administrative expense decreased $108,000, or 11%, to $916,000 in the three months ended September 30, 2003 from $1.0 million in the three months ended September 30, 2002. The lower general and administrative expense incurred in the three months ended September 30, 2003 was principally due to the timing of various costs, none of which was individually significant.

     Stock-Based Compensation Expense. Stock-based compensation expense decreased $186,000, or 34%, to $360,000 in the three months ended September 30, 2003 from $546,000 in the three months ended September 30, 2002. Stock-based compensation expense incurred in both periods resulted principally from the vesting of stock options granted in prior periods on which deferred compensation had previously been recorded and decreased as a result of some prior year awards becoming fully vested in the current period.

     Equity in Loss of Joint Venture. Our joint venture with Elan was terminated in September 2002. During the three months ended September 30, 2002, we recognized a $374,000 loss from our 80.1% equity share in the loss of the Elan joint venture. This amount related to the expense of an amount previously recorded as due from Elan.

     Interest and Other Income (Expense). Interest and other income (expense) increased $383,000, or 154%, to a net expense of $632,000 in the three months ended September 30, 2003 from a net expense of $249,000 in the three months ended September 30, 2002. During these periods, interest and other income (expense) consisted of the following:

	Three Months Ended September 30,

	2002	2003

Interest income	$66,000	$31,000
Other income (expense)	—	37,000
Interest expense	(315,000)	(700,000)

Total, net	$(249,000)	$(632,000)

     The decrease in interest income in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was primarily due to reduced yields on investments resulting from lower average interest rates and to lower average fund balances available for investment. The increase in interest expense in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was primarily due to $149,000 of costs incurred from the amortization of the discount recorded for accounting purposes on the 10% convertible promissory notes in April and June 2003 and to $490,000 of interest accrued on the 10% convertible promissory notes, partially offset by a decrease in interest paid on the subordinated loans payable of $156,000 and the decrease of $80,000 in amortization of the discount associated with the subordinated loans payable, both decreases due to the early repayment of debt in 2003.

     Accretion of Dividends and Offering Costs on Convertible Preferred Stock. Accretion of dividends and offering costs on convertible preferred stock decreased $275,000, or 16%, to $1.4 million in the three months ended September 30, 2003 from $1.7 million in the three months ended September 30, 2002. The decrease was primarily due to a decrease of $300,000 from dividends on convertible preferred stock resulting from the conversion of certain shares of convertible preferred stock to common stock in connection with the 10% convertible promissory notes financing in April and June of 2003. Upon completion of the Company’s Initial Public Offering in October 2003, no convertible preferred stock will be outstanding, and accordingly there will be no further accretion of dividends or offering costs on these shares.

Nine Months Ended September 30, 2002 and 2003

     Research and Development Expense. Research and development expense decreased $1.3 million, or 12%, to $9.6 million in the nine months ended September 30, 2003 from $10.9 million in the nine months ended September 30, 2002. Research and development expense declined in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 primarily due to one-time startup costs, including manufacturing of clinical materials, database development costs and clinical site training costs, incurred in connection with the commencement in 2002 of our Phase I clinical trial of AI-850. These lower research and development expenses in the nine months ended September 30, 2003 were partially offset by $788,000 in increased costs incurred in 2003 in connection with the commencement of our AI-700 Phase III clinical program.

     The following table summarizes the primary components of our research and development expense for the nine months ended September 30, 2003 and 2002. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any individual project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in aggregate in support of all research and development.

	Nine Months Ended
	September 30,

	2002	2003

	(in thousands)
AI-700	$4,715	$5,503
AI-850 and AI-128	2,274	613
Other	1,134	789

Total direct costs	8,123	6,905
Facility costs	1,625	1,464
Depreciation	1,028	1,058
Patent costs	160	198

Total research and development expense	$10,936	$9,625

     Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our primary research and development programs are as follows:

•	Late Stage Clinical Development Program (AI-700). Our lead product candidate, AI-700, is a cardiovascular drug for the detection of coronary artery disease. We incurred direct research and development expense for AI-700 in the nine months ended September 30, 2003 of $5.5 million compared to $4.7 million in the nine months ended September 30, 2002. Of these amounts, $1.1 million for the nine months ended September 30, 2003 and $1.8 million for the nine months ended September 30, 2002 were incurred in connection with the production of clinical trial material by a third-party contract manufacturer. In 2003, we commenced clinical studies in our Phase III clinical program for AI-700, and we identified and began training additional clinical sites to be part of this Phase III clinical program. We anticipate that new clinical sites for this clinical trial, in both Europe and North America, will be trained and initiated during 2003 and 2004. As clinical sites are initiated and increasing numbers of patients are enrolled in the Phase III clinical program, we anticipate incurring increased costs from professional service firms helping to support the clinical trial by providing services such as independent clinical monitoring, data acquisition and data evaluation. We also anticipate incurring increased costs related to hiring of additional research and development and clinical personnel. In addition, we anticipate incurring increased costs associated with production and distribution of clinical trial material, including production in 2003 and 2004 of clinical trial material which meets our requirements for the pivotal trials of our Phase III clinical program, and with preparation for commercial production.

•	Early Stage Clinical Development Programs (AI-850 and AI-128). Our initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128, are in early stages of clinical development. We incurred direct research and development expense for AI-850 and AI-128 in the nine months ended September 30, 2003 of $613,000 compared to $2.3 million in the nine months ended September 30, 2002. Of these amounts, $581,000 for the nine months ended September 30, 2002 was incurred in connection with the production of clinical trial material by a third-party contract manufacturer. There were no contract manufacturing costs incurred in connection with these product development programs during the nine months ended September 30, 2003. These amounts exclude direct costs of $731,000 incurred in the nine months ended September 30, 2002 for pulmonary drug development through the Elan joint venture, which was terminated in September 2002. We anticipate that our overall costs for development of these product candidates will decline until we are prepared to commence further pre-clinical and clinical testing using our own resources or through strategic collaborations.

•	Other. Other direct research and development costs primarily consist of management and preclinical evaluation of other product candidates.

     Each of our research and development programs are subject to risks and uncertainties, including the requirement to seek regulatory approval, that are outside of our control. For example, our clinical trials may be subject to delays or rejections based on our inability to enroll patients at the rate that we expect or our inability to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. Moreover, the product candidates identified in these research and development programs, particularly our early stage programs, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from such projects could be expected to commence or the completion date of these programs. Failure to commercialize these product candidates on a timely basis could have a material adverse affect on our business, financial condition and results of operations. We may seek to establish collaborative relationships to help us commercialize these product candidates, but there can be no assurance that we will be successful in doing so.

     General and Administrative Expense. General and administrative expense totaled $2.8 million in each of the nine months ended September 30, 2003 and September 30, 2002.

     Stock-Based Compensation Expense. Stock-based compensation expense decreased $595,000, or 36%, to $1.1 million in the nine months ended September 30, 2003 from $1.7 million in the nine months ended September 30, 2002. Stock-based compensation expense incurred in the nine months ended September 30, 2003 resulted principally from the vesting of stock options granted in prior periods on which deferred compensation had previously been recorded and on stock options granted during the nine months ended September 30, 2003 and decreased as a result of some prior awards becoming fully vested within the periods.

     Equity in Loss of Joint Venture. Our joint venture with Elan was terminated in September 2002. During the nine months ended September 30, 2002, we recognized a $1.2 million loss from our 80.1% equity share in the loss of the Elan joint venture. This amount related to research and development of pulmonary drug delivery product candidates and from the expense of an amount previously recorded as due from Elan. Research and development costs for pulmonary drug delivery product candidates in 2003 are included in research and development expense, as discussed above.

     Interest and Other Income (Expense). Interest and other income (expense) increased $883,000, or 105%, to a net expense of $1.7 million in the nine months ended September 30, 2003 from a net expense of $841,000 in the nine months ended September 30, 2002. During these periods, interest and other income (expense) consisted of the following:

	Nine Months Ended September 30,

	2002	2003

Interest income	$183,000	$100,000
Other income (expense)	9,000	(84,000)
Interest expense	(1,033,000)	(1,740,000)

Total, net	$(841,000)	$(1,724,000)

     The decrease in interest income in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to reduced yields on investments resulting from lower average interest rates and to lower average fund balances available for investment. The increase in interest expense in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to $313,000 of costs incurred from the amortization of the discount recorded for accounting purposes on the warrants issued in connection with the 10% convertible promissory notes in April and June 2003 and to $915,000 of interest accrued on the 10% convertible promissory notes, partially offset by a decrease of $328,000 in interest paid on the subordinated loans payable and the decrease of $152,000 in amortization of the warrants issued in connection with the subordinated loans payable, due to the early repayment of debt in 2003.

     Accretion of Dividends and Offering Costs on Convertible Preferred Stock. Accretion of dividends and offering costs on convertible preferred stock decreased $324,000, or 6%, to $4.7 million in the nine months ended September 30, 2003 from $5.0 million in the nine months ended September 30, 2002. In the nine months ended September 30, 2003, a decrease of $400,000 from dividends on convertible preferred stock was partially offset by an increase of $79,000 from the accretion of Series J convertible preferred stock offering costs. The decrease in accretion of dividends primarily resulted from the conversion of certain shares of convertible preferred stock to common stock in connection with our Series J convertible preferred stock financing in June 2002 and in conjunction with our 10% convertible promissory notes financing in April and June of 2003. Upon completion of the Company’s initial public offering in October 2003, no convertible preferred stock remains outstanding, and accordingly there will be no further accretion of dividends and offering costs on these shares after October 2003.

Liquidity and Capital Resources

     Historically, we have financed our business through the issuance of equity securities, debt financings and equipment leases. Our liquidity requirements have arisen primarily from research and development expenditures, equipment expenditures and payments on outstanding indebtedness. As of September 30, 2003, we had cash, cash equivalents and short-term investments of $11.4 million. Since our inception in July 1993 through September 30, 2003, we have raised $94.5 million through the issuance of equity securities. As of September 30, 2003 we owed $19.4 million from convertible promissory notes and $1.3 million from capital leases and had commitments totaling $19.9 million for rent under our facility lease.

     On April 11, 2003 and June 27, 2003, we raised $19.1 million and $319,000, respectively, from existing preferred stockholders in exchange for 10% convertible promissory notes and warrants. Upon completion of our initial public offering on October 14, 2003, the 10% convertible promissory notes and interest accrued thereon converted into common stock.

     During the nine months ended September 30, 2003, operating activities used $11.0 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $15.2 million. This use of cash was partially offset by increases in accrued expenses of $871,000, increases in accounts payable of $263,000, non-cash charges for depreciation and amortization of $1.4 million, non-cash charges for stock-based compensation expense of $1.1 and non-cash interest expense of $517,000.

     During the nine months ended September 30, 2003, investing activities used $2.8 million in cash. Purchases of short term investments used $1.8 million, $309,000 for purchases of equipment and an increase in other assets of $688,000.

     During the nine months ended September 30, 2003, financing activities provided $15.3 million in cash, with proceeds of $19.4 million from the issuance of 10% convertible promissory notes which were partially offset by $4.2 million for scheduled and early repayment of debt.

     On October 14, 2003, subsequent to the end of the Company’s third fiscal quarter reported on herein, we closed our initial public offering at a price to the public of $14.00 per share. We sold 3,750,000 shares of our common stock in the offering and the aggregate price of the offering registered on our behalf was $52.5 million. In connection with the offering, we paid $3.7 million in underwriting discounts and commissions to underwriters and incurred an estimated $1.5 million in other offering expenses. After deducting the underwriting discounts and commissions and estimated offering expenses, we received net proceeds from the offering of approximately $47.3 million. These proceeds, and the conversion of our preferred stock to common stock and the conversion of our 10% convertible promissory notes, and interest accrued thereon, to common stock are not reflected in the accompanying consolidated financial statements as of September 30, 2003.

     We believe, based on our operating plans, that the proceeds of our initial public offering that closed October 14, 2003 together with our existing resources will be sufficient to fund our planned operations, including increases in spending for our AI-700 Phase III clinical program, for at least the next twelve months. However, over the next several years we may require significant additional funds to develop, conduct clinical trials, achieve regulatory approvals and, subject to regulatory approval, commercially launch AI-700, our other product candidates under development and future product candidates. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical trials. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. We do not expect to generate significant revenues, other than possible license or milestone payments, from commercial sale of our products unless or until we or potential partners complete clinical trials for our products and receive marketing approval from the applicable regulatory authorities. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation and income taxes. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Accrued Expenses. As part of the process of preparing consolidated financial statements we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include professional service fees, such as lawyers and accountants, and contract service fees such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, and fees paid to contract manufacturers in conjunction with the production of clinical materials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs which have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

     Stock-Based Compensation and Other Equity Instruments. We have elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, we have not recorded stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices at least equal to the fair value of the underlying common stock on the date of grant. In the notes to our consolidated financial statements we provide pro forma disclosures in accordance with SFAS No. 123 and related pronouncements. We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We account for transactions in which we grant warrants in connection with the issuance of debt in accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The two factors which most affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value.

     Accounting for equity instruments granted or sold by us under APB No. 14, APB No. 25, SFAS No. 123 and EITF No. 96-18 requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can be readily estimated, we use the value of such goods or services to determine the fair value of the equity instruments. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can not be readily estimated, as is true in connection with most stock options and warrants granted to employees or non-employees, we estimated the fair value of the equity instruments based upon consideration of factors which we deemed to be relevant at the time using cost, market and/or income approaches to such valuations. Because shares of our common stock have not been publicly traded prior to our initial public offering in October 2003, market factors historically considered in valuing stock and stock option grants include comparative values of public companies discounted for the risk and limited liquidity provided for in the shares we are issuing, pricing of private sales of our convertible preferred stock, prior valuations of stock grants and the effect of events that have occurred between the time of such grants, economic trends, perspective provided by investment banks and the comparative rights and preferences of the security being granted compared to the rights and preferences of our other outstanding equity.

     During the three and nine months periods ended September 30, 2003, we granted zero and 14,956 shares, respectively of restricted common stock at a price of $0.06 per share in lieu of cash payments. We recorded these grants at fair value when granted. Because certain of these awards and prior awards, including stock options to non-employees, vest or can be repurchased over time, we recorded $78,000 in the three months ended September 30, 2003 and $180,000 in the nine months ended September 30, 2003, of the value of these grants as deferred stock-based compensation. We amortize the deferred amounts as charges to operations over the vesting periods of the grants or repurchase options. This resulted in deferred stock-based compensation expense of $57,000 and $164,000 in the three and nine month periods ended September 30, 2003. The fair value of the unvested portion of these grants is periodically remeasured resulting in charges or credits to operations in periods when such remeasurement results in differences between the fair value of the underlying common stock and the exercise price of the options that is greater than or less than the differences, if any, between the fair value of the underlying common stock and the exercise price of the options at their respective previous measurement dates.

     We granted options to purchase 285,345 and 483,072 shares of our common stock to employees during the three and nine month periods ended September 30, 2003 at prices ranging from $0.84 to $13.02 per share. Included in the options granted during these periods were options deemed for accounting purposes to have been granted with exercise prices below their then current market value. We recorded the value of these differences, $1.4 million in the nine months ended September 30, 2003, as deferred stock-based compensation. We amortize the deferred amounts as charges to operations over the vesting periods of the grants. The amortization of this deferred stock based compensation and the amortization of deferred stock-based compensation from prior periods, resulted in deferred stock-based compensation expense of $303,000 and $908,000 in the three and nine months ended September 30, 2003, respectively.

     During the nine months ended September 30, 2003, we also granted warrants in connection with the issuance of $19.4 million in 10% convertible promissory notes. The warrants that we granted in connection with the issuance of these notes may be exercised to purchase 459,120 shares of common stock. The warrants are exercisable at a price of $8.46 per share. The value ascribed to the warrants and related discount recorded using the Black-Scholes pricing model totaled $761,000 and is being amortized to interest expense through the maturity date of the notes or June 30, 2004. For the three and nine month periods ended September 30, 2003, this amortization totaled $149,000 and $313,000, respectively.

     Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of December 31, 2002, we had federal tax net operating loss carryforwards of $55.8 million, which expire through 2022. We also have research and development credit carryforwards of $2.1 million. We have recorded a valuation allowance of to fully offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.

Recently Issued Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, including redeemable preferred stock. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the interim period commencing July 1, 2003, except for mandatorily redeemable financial instruments of nonpublic companies. Adoption of this statement did not have a material impact on our financial statements.

Factors That May Affect Future Results.

     In addition to other information contained herein, you should carefully consider the following factors in evaluating our company. Amy of the following factors could materially and adversely affect our business, financial position and results of operations.

Risks Related to Our Company

     We have not generated revenues to date, and we may not achieve profitability for some time, if at all.

     We are focused on product development and we have not generated any revenues to date. We have incurred losses each year of our operations and we expect to continue to incur operating losses for the next several years. The process of developing our products requires significant clinical, development and laboratory testing and clinical trials as well as regulatory approvals. In addition, commercialization of our product candidates will require us to establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years. As of September 30, 2003, our cumulative net loss was $108.5 million. Our net loss was $21.9 million for the full year 2002 and $15.2 million for the first nine months of 2003.

If we fail to obtain regulatory approvals for our product candidates under development, and in particular our lead product candidate AI-700, we will not be able to generate revenues from the commercialization or sale of our product candidates.

     We must receive regulatory approval of each of our product candidates before we can commercialize or sell that product candidate. The pre-clinical laboratory testing, formulation development, manufacturing and clinical trials of any product candidates we develop independently or in collaboration with third parties, as well as the distribution and marketing of these product candidates, are regulated by numerous federal, state and local governmental authorities in the United States, principally the FDA, and by similar agencies in other countries. The development and regulatory approval process takes many years, requires the expenditure of substantial resources, is uncertain and subject to delays, and will thus delay our receipt of revenues, if any, from any of our product candidates. We cannot assure you that our clinical trials will demonstrate the safety and efficacy of any of our product candidates or will result in marketable products.

     No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. We therefore cannot assure you that the results from our Phase II clinical trials for AI-700 will be predictive of results obtained in our Phase III clinical trials. Further, data obtained from pre-clinical and clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. We cannot assure you that our Phase III plan for AI-700 will successfully address the concerns of the FDA or that the results of the Phase III program will establish the safety and efficacy of AI-700 sufficiently for us to obtain regulatory approval.

     We may also encounter delays or rejections based on our inability to enroll enough patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a harmful effect on our ability to develop products. We may encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval of a particular compound. We also may encounter delays in the event we are unable to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. In addition, we rely on a number of third parties, such as clinical research organizations, to help support the clinical trials by performing independent clinical monitoring, data acquisition and data evaluations. Any failure on the part of these third parties could delay the regulatory approval process.

     Failure to obtain regulatory approval or any delay or setback in obtaining regulatory agency approvals could:

•	adversely affect our ability to market any drugs we develop independently or with collaborative partners;

•	impose additional costs and diminish any competitive advantages that we may attain; or

•	adversely affect our ability to generate royalties.

     In particular, failure to obtain approval or substantial delays in obtaining approval for our lead product candidate, AI-700, would delay our receipt of product revenues and materially adversely affect our business, financial condition and results of operations.

     We cannot be certain that we will obtain any regulatory approvals in other countries and the failure to obtain these approvals may materially adversely affect our business, financial condition and results of operations. In order to market our products outside of the United States, we and our collaborative partners, if any, must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. The approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with obtaining FDA approval detailed above. Approval by the FDA does not ensure approval by the regulatory authorities of other countries. In addition, many countries outside the United States require a separate review process prior to marketing to determine whether their national health insurance scheme will pay for newly approved products, as well as the price which may be charged for a product.

     Our products, if approved, may fail to achieve market acceptance.

     There can be no assurance that any products we successfully develop, if approved for marketing, will achieve market acceptance or generate significant revenues. Each of our product candidates is intended to replace or alter existing therapies or procedures, and hospitals, physicians or patients may conclude that these products are less safe or effective or otherwise less attractive than these existing therapies or procedures. For example, our lead product candidate, AI-700, is a contrast agent for use in ultrasound imaging procedures which will compete with existing nuclear imaging and stress echocardiography. Hospitals, physicians or patients may prefer these existing procedures to AI-700 enhanced ultrasound imaging. If our products do not receive market acceptance for any reason, it would adversely affect our business, financial condition and results of operations.

     Further, our competitors may develop new technologies or products that are more effective or less costly, or that seem more cost-effective, than our products. We can give no assurance that hospitals, physicians, patients or the medical community in general will accept and use any products that we may develop.

If we cannot raise additional capital on acceptable terms, we may be unable to complete planned clinical trials, obtain regulatory approvals or commercialize our product candidates.

     We will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, marketing and sales capabilities. Our future capital requirements will depend on many factors, including:

•	the progress of pre-clinical development and laboratory testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and

•	the establishment of selected strategic alliances and activities required for product commercialization

     We intend to seek additional funding through strategic collaborations and may seek funding through private or public sales of our securities or by licensing all or a portion of our technology. This funding may significantly dilute existing stockholders or may limit our rights to our technology.

     We cannot assure you that we can obtain additional funding on reasonable terms, or at all. If we cannot obtain adequate funds, we may:

•	terminate or delay clinical trials for one or more of our product candidates;

•	delay our establishment of sales, marketing and/or manufacturing capabilities;

•	curtail significant product development programs that are designed to identify new product candidates; and/or

•	relinquish rights to our technologies or product candidates.

Claims by other companies that we infringe their proprietary technology may result in liability for damages or stop our development and commercialization efforts.

     Competitors and other third parties may initiate patent litigation against us in the United States or in foreign countries based on existing patents or patents that may be granted in the future. Many of our competitors have obtained patents covering products and processes generally related to our products and processes, and they may assert these patents against us. Moreover, there can be no assurance that these competitors have not sought or will not seek additional patents that may cover aspects of our technology. As a result, there is a greater likelihood of a patent dispute than would be expected if our competitors were pursuing unrelated technologies.

     While we conduct patent searches to determine whether the technologies used in our products infringe patents held by third parties, numerous patent applications are currently pending and may be filed in the future for technologies generally related to our technologies, including many patent applications that remain confidential after filing. Due to these factors and the inherent uncertainty in conducting patent searches, there can be no guarantee that we will not violate third-party patent rights that we have not yet identified.

     We know of U.S. and foreign patents issued to third parties that relate to aspects of our product candidates. There may also be patent applications filed by these or other parties in the United States and various foreign jurisdictions that relate to some aspects of our product candidates, which, if issued, could subject us to infringement actions. In particular, we are aware of U.S. and foreign patents owned by third parties, including potential competitors, that arguably cover aspects of our AI-700 contrast agent. We and several of these parties have recently been actively engaged in opposing the grant of European patents with claims that arguably cover aspects of our AI-700 product. Parties may contest patents in Europe prior to contesting the counterpart patents in the United States because of procedural differences between European and U.S. patent laws as well as economic considerations. There is a significant possibility that one or more of these third parties will use litigation to assert their patents in the United States.

     The owners or licensees of these and other patents may file one or more infringement actions against us. In addition, a competitor may claim misappropriation of a trade secret by an employee hired from that competitor. Any such infringement or misappropriation action could cause us to incur substantial costs defending the lawsuit and could distract our management from our business, even if the allegations of infringement or misappropriation are unwarranted. The defense of multiple claims could have a disproportionately greater impact. Furthermore, a party making this type of claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from making, using, selling, offering for sale or importing our products or prevent our customers from using our products. If a court determined or if we independently discovered that any of our products or manufacturing processes violated third-party proprietary rights, there can be no assurance that we would be able to reengineer the product or processes to avoid those rights, or to obtain a license under those rights on commercially reasonable terms, if at all.

If we are unable to protect our intellectual propriety rights, our competitors may develop and market products with similar features that may reduce demand for our products, and we may be prevented from establishing collaborative relationships on favorable terms.

The following factors are important to our success:

•	receiving patent protection for our product candidates;

•	maintaining our trade secrets;

•	not infringing on the proprietary rights of others; and

•	preventing others from infringing our proprietary rights.

     We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

     We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Because the patent position of pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of many foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

     We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our corporate partners, collaborators, employees and consultants. Any of these parties may breach the agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

We may become involved in lawsuits to protect or enforce our patents that would be expensive and time consuming.

     In order to protect or enforce our patent rights, we may initiate patent litigation against third parties in the United States or in foreign countries. In addition, we may become subject to interference or opposition proceedings conducted in patent and trademark offices to determine the priority of inventions. The defense of intellectual property rights, including patent rights through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings would be costly and divert our technical and management personnel from their normal responsibilities. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

     Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. For example, during the course of this kind of litigation, confidential information may be inadvertently disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. This disclosure could materially adversely affect our business and financial results.

If third-party manufacturers of our products fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed and our costs may rise.

     We have limited manufacturing facilities, and we have no experience in the commercial manufacturing of drugs and limited experience in designing drug manufacturing equipment. We have contracted with third party manufacturers to produce, in collaboration with us, our product candidates for clinical trials. We intend to rely, in part, on third-party contract manufacturers to supply, store and distribute our potential products for our clinical trials and manufacture and distribution of our potential products. Our reliance on these third-party manufacturers will expose us to the following risks, any of which could delay or prevent the completion of our clinical trials, the approval of our products by the FDA, or the commercialization of our products, result in higher costs, or deprive us of potential product revenues:

•	Contract manufacturers often encounter difficulties in achieving volume production, quality control and quality assurance, as well as shortages of qualified personnel. Accordingly, a manufacturer might not be able to manufacture sufficient quantities of drugs to meet our clinical schedules or to commercialize our products.

•	Contract manufacturers are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs. A failure of these contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in the availability of material for clinical study and may delay or prevent filing or approval of marketing applications for our products.

•	For each of our current product candidates we will initially rely on a single contract manufacturer. Changing these or future manufacturers may be difficult and the number of potential manufacturers is limited. Changing manufacturers may require re-validation of the manufacturing processes and procedures in accordance with FDA-mandated cGMPs. Such re-validation may be costly and time-consuming. It may be difficult or impossible for us to find replacement manufacturers on acceptable terms quickly, or at all.

•	Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to produce, store and distribute our products successfully.

     Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Agency, or the DEA, and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. While we are obligated to audit the performance of third party contractors, we do not have control over our third-party manufacturers’ compliance with these regulations and standards. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

We may not be able to manufacture our products in commercial quantities, which would prevent us from marketing our products.

     To date our product candidates have been manufactured in small quantities for pre-clinical and clinical trials. If any of these product candidates are approved by the FDA or foreign regulatory authorities for commercial sale, we will need to manufacture them in larger quantities. We cannot assure you that we will be able to successfully increase the manufacturing capacity, whether on our own or in collaboration with third party manufacturers, for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require certain additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply of that product candidate. Our product candidates require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

Materials necessary to manufacture our products may not be available, which may delay our development and commercialization activities.

     Only a few facilities manufacture some of the raw materials necessary to manufacture our products. For example, the manufacture of AI-850 will require bulk quantities of paclitaxel, a natural substance that is difficult to produce and is in limited supply. We currently have no supply agreements in place with any supply facility. If we need to purchase a raw material that is in limited supply for our clinical trials, or for commercial distribution if we obtain marketing approval of a product candidate, we cannot assure you that one or more suppliers would be able to sell us that raw material at the time we need it and on commercially reasonable terms. If we change suppliers for any of these materials or any of our suppliers experiences a shutdown or disruption in the facilities used to produce these materials, due to technical, regulatory or other problems, it could harm our ability to manufacture our products. Our inability to obtain required raw materials for any reason could substantially impair our development activities or the production, marketing and distribution of our products.

We have no experience selling, marketing or distributing our products and no internal capability to do so.

     If we receive regulatory approval to commence commercial sales of any of our products, we will face competition with respect to commercial sales, marketing and distribution. These are areas in which we have no experience. To market any of our products directly, we must develop a direct marketing and sales force with technical expertise and supporting distribution capability. Alternatively, we may engage a pharmaceutical or other healthcare company with an existing distribution system and direct sales force to assist us. There can be no assurance that we will successfully establish sales and distribution capabilities either on our own or in collaboration with third parties or gain market acceptance for our products. To the extent we enter co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties and there can be no assurance that our efforts will succeed.

We will establish collaborative relationships, and those relationships may expose us to a number of risks.

     We will rely on a number of significant collaborative relationships with pharmaceutical or other healthcare companies for our manufacturing, research funding, clinical development and/or sales and marketing performance. Reliance on collaborative relationships poses a number of risks, including the following:

•	we cannot effectively control whether our corporate partners will devote sufficient resources to our programs or product candidates;

•	disputes may arise in the future with respect to the ownership of rights to technology developed with collaborators;

•	disagreements with collaborators could delay or terminate the research and development, regulatory approval or commercialization of product candidates, or result in litigation or arbitration;

•	corporate partners have considerable discretion in electing whether to pursue the development of any additional product candidates and may pursue technologies or products either on their own or in collaboration with our competitors; and

•	collaborators with marketing rights may choose to devote fewer resources to the marketing of our product candidates than they do to product candidates of their own development.

     For example, we established a joint venture with Elan Corporation, plc and affiliates in 2000. At the time, we anticipated that we would share the cost of pre-clinical and clinical trials for product candidates being developed by the joint venture with Elan. In 2002, for reasons beyond our control, Elan ceased funding the joint venture and the joint venture was terminated. In connection with the termination, we agreed to pay Elan a royalty if we commercialize the asthma product candidate that was being developed by the joint venture. Future development of product candidates will require that we provide all the funding for the cost of development and clinical trials or identify collaborators to share in the costs.

     Given these risks, our current and future collaborative efforts may not be successful. Failure of these efforts could delay our product development or impair commercialization of our products, and have a material adverse effect on our business, financial condition and results of operations.

Competition in the pharmaceutical industry is intense, and if we fail to compete effectively our financial results will suffer

     We engage in a business characterized by extensive research efforts, rapid developments and intense competition. We cannot assure you that our products will compete successfully or that research and development by others will not render our products obsolete or uneconomical. Our failure to compete effectively would materially adversely affect our business, financial condition and results of operations. We expect that successful competition will depend, among other things, on product efficacy, safety, reliability, availability, timing and scope of regulatory approval and price. Specifically, we expect important factors will include the relative speed with which we can develop products, complete the clinical, development and laboratory testing and regulatory approval processes and supply commercial quantities of the product to the market.

     We expect competition to increase as technological advances are made and commercial applications broaden. In commercializing our initial product candidates and any additional products we develop using our HDDS and PDDS technologies, we will face substantial competition from large pharmaceutical, biotechnology and other companies, universities and research institutions.

•	AI-700, our ultrasound contrast agent and lead product candidate, if approved for marketing and sale, will compete with nuclear stress tests, the current standard of care in myocardial perfusion imaging. Nuclear contrast agents that are approved for use in myocardial perfusion imaging include products marketed by Amersham, Bristol-Myers Squibb and Tyco International. In addition, Amersham, Bristol-Myers Squibb and Photogen have developed ultrasound contrast agents that have been approved by the FDA for resting wall motion studies, and in the future they may seek to broaden their products to include stress echo and myocardial perfusion assessment. Moreover, we are aware that other companies, such as Bracco, are developing ultrasound contrast agents for wall imaging and for radiology applications and potentially for myocardial perfusion imaging, and that Point Biomedical is developing an ultrasound contrast agent specifically for myocardial perfusion imaging. Finally, some cardiologists may find it satisfactory to use stress echo without contrast for the detection of coronary artery disease.

•	AI-850, our reformulation of paclitaxel, if approved for marketing and sale, will also face intense competition from companies such as American Pharmaceutical Partners, NeoPharm and Sonus Pharmaceuticals, which are applying significant resources and expertise to developing reformulations of paclitaxel for intravenous delivery. Other companies, such as Cell Therapeutics and Protarga, are developing new chemical entities that involve paclitaxel conjugated, or chemically bound, to another chemical.

•	AI-128, our sustained release formulation of an asthma drug, if approved for marketing and sale, will also face intense competition. Companies such as Alkermes possess technology that may be suitable for sustained release pulmonary drug delivery and may have competitive programs that have not been publicly announced or may decide to begin such programs in the future. In addition, large pharmaceutical companies that market FDA-approved asthma drugs, two of which contain the active ingredient that is currently the subject of our research and development efforts, may be developing sustained release versions of their asthma drugs that would compete with our product candidates

     Relative to us, most of our competitors have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical trials and obtaining regulatory approvals, as well as in manufacturing and marketing pharmaceutical products. Many of our competitors may achieve product commercialization or patent protection earlier than we will. Furthermore, we believe that some of our competitors have used, and may continue to use, litigation to gain a competitive advantage. Finally, our competitors may use different technologies or approaches to the development of products similar to the products we are seeking to develop.

If we are unable to retain key personnel and hire additional qualified scientific, sales and marketing, and other personnel, we may not be able to successfully achieve our goals.

     We depend on the principal members of our scientific and management staff, including Sherri C. Oberg, our president and chief executive officer, John F. Thero, our senior vice president and chief financial officer, Howard Bernstein, our senior vice president of research and development, Charles P. Cox, our senior vice president of corporate development and marketing, and Michael R. Slater, our senior vice president of operations. The loss of any of these individuals’ services might significantly delay or prevent the achievement of research, development or business objectives and could materially adversely affect our business, financial condition and results of operations. We do not maintain key person life insurance on any of these individuals.

     Ms. Oberg and Dr. Bernstein have been critical to the development of our technologies and business. Dr. Cox, who joined us in August 2003, Mr. Thero, who joined us in February 2003, and Mr. Slater, who joined us in October 2001, are key additions to our management team and will be critical to directing and managing our growth and development in the future. We are not aware of any present intention of any of these individuals to leave our company. We have no employment contracts with any of our employees.

     Our success depends, in large part, on our ability to attract and retain qualified scientific and management personnel such as these individuals. We face intense competition for such personnel and consultants. We cannot assure you that we will attract and retain qualified management and scientific personnel in the future.

     Further, we expect that our potential expansion into areas and activities requiring additional expertise, such as further clinical trials, governmental approvals, contract manufacturing and marketing, will place additional requirements on our management, operational and financial resources. We expect these demands will require an increase in management and scientific personnel and the development of additional expertise by existing management personnel. The failure to attract and retain such personnel or to develop such expertise could materially adversely affect prospects for our success.

We expect to develop international operations that will expose us to additional business risks.

     In the future, we expect to develop operations outside the United States in order to market and distribute our products. We cannot be sure that our international efforts will be successful. Any expansion into international markets will require additional resources and management attention and will subject us to new business risks. These risks could lower the prices at which we can sell our products or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect any international operations are:

•	different regulatory requirements for approval of our product candidates;

•	dependence on local distributors;

•	longer payment cycles and problems in collecting accounts receivable;

•	adverse changes in trade and tax regulations;

•	the absence or significant lack of legal protection for intellectual property rights;

•	political and economic instability; and

•	currency risks.

Risks Relating to Our Industry

Even if we obtain marketing approval, our products will be subject to ongoing regulatory review.

     If regulatory approval of a product is granted, such approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly, post-marketing follow-up studies. As to products for which marketing approval is obtained, the manufacturer of the product and the manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will remain subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or the manufacturer, including withdrawal of the product from the market. We may be slow to adapt, or we may never adapt, to changes in existing requirements or adoption of new requirements or policies.

     If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Market acceptance of our products will be limited if users of our products are unable to obtain adequate reimbursement from third-party payors.

     Government health administration authorities, private health insurers and other organizations generally provide reimbursement for products like our product candidates, and our commercial success will depend in part on these third-party payors agreeing to reimburse patients for the costs of our products. Even if we succeed in bringing any of our proposed products to market, we cannot assure you that third-party payors will consider our products cost-effective or provide reimbursement in whole or in part for their use.

     Significant uncertainty exists as to the reimbursement status of newly approved health care products. Each of our product candidates is intended to replace or alter existing therapies or procedures. These third-party payors may conclude that our products are less safe, effective or cost-effective than these existing therapies or procedures. Therefore, third-party payors may not approve our products for reimbursement.

     If third-party payors do not approve our products for reimbursement or fail to reimburse them adequately, sales will suffer as some physicians or their patients will opt for a competing product that is approved for reimbursement or is adequately reimbursed. Even if third-party payors make reimbursement available, these payors’ reimbursement policies may adversely affect the ability of us and our potential collaborators to sell our products on a profitable basis.

     Moreover, the trend toward managed healthcare in the United States, the growth of organizations such as health maintenance organizations, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our products which could adversely affect our business, financial condition and results of operations.

     In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us before or after the FDA or other regulatory agencies approve any of our proposed products for marketing. While we cannot predict the likelihood of any of these legislative or regulatory proposals, if any government or regulatory agencies adopt these proposals they could materially adversely affect our business, financial condition and results of operations.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual harm caused by our products or product candidates.

     We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in harm to others. This risk exists in clinical trials as well as in commercial distribution. In addition, the pharmaceutical and biotechnology industries in general have been subject to significant medical malpractice litigation. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Furthermore, product liability claims, regardless or their merits, could be costly and divert our management’s attention from other business concerns, or adversely affect our reputation and the demand for our products. Although we maintain product liability insurance, we cannot be certain that this coverage will be adequate or that it will continue to be available to us on acceptable terms.

Rapid technological change could make our products obsolete.

     Pharmaceutical technologies have undergone rapid and significant change. We expect that pharmaceutical technologies will continue to develop rapidly. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Any compounds, products or processes that we develop may become obsolete before we recover any expenses incurred in connection with their development. Rapid technological change could make our products obsolete, which could materially adversely affect our business, financial condition and results of operations.

Our products involve the use of hazardous materials, and as a result we are exposed to potential liability claims and to costs associated with complying with laws regulating hazardous waste.

     Our research and development activities involve the use of hazardous materials, including chemicals and biological materials. We believe that our procedures for handling hazardous materials comply with federal and state regulations. However, there can be no assurance that accidental injury or contamination from these materials will not occur. In the event of an accident, we could be held liable for any damages, which could exceed our available financial resources. This liability could materially adversely affect our business, financial condition and results of operations.

     We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, and we spent approximately $46,000 in 2002 to dispose of these hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly.

     We only recently completed our initial public offering. Prior to this offering, you could not buy or sell our common stock publicly. An active public market for our common stock may not continue to develop or be sustained. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

• announcements of the introduction of new products by us or our competitors;

• market conditions in the pharmaceutical and biotechnology sectors;

• rumors relating to us or our competitors;

• litigation or public concern about the safety of our potential products;

• our quarterly operating results;

• deviations in our operating results from the estimates of securities analysts; and

• FDA or international regulatory actions.

We may be the subject of securities class action litigation due to future stock price volatility.

     In the past, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

     The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. In connection with our recently completed initial public offering, our executive officers and directors and substantially all of our stockholders and optionholders executed lock-up agreements that prohibit them from offering, selling, contracting to sell, granting an option to purchase, making a short sale or otherwise disposing of any shares of our common stock or any option to purchase shares of our common stock or any securities exchangeable for or convertible into shares of common stock for a period of 180 days after the date of our initial public offering without the prior written consent of SG Cowen Securities Corporation. SG Cowen has no pre-established conditions to waiving the terms of the lock-up agreements, and any decision by it to waive those conditions would depend on a number of factors, including market conditions, the performance of the common stock in the market and our financial condition at that time.

Our directors and management exercise significant control over our company.

     Our directors and executive officers and their affiliates collectively control approximately 42.0% of our outstanding common stock, excluding unexercised options and warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Provisions of Delaware law or our charter documents could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.

     Provisions of Delaware law or our charter or by-laws could hamper a third party’s acquisition of us, or discourage a third party from attempting to acquire control of us. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, these provisions make it more difficult for stockholders to change the composition of our board of directors in any one year.

     These provisions include:

•	a provision allowing us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the holders of the common stock;

•	the existence of a staggered board of directors in which there are three classes of directors serving staggered three-year terms, thus expanding the time required to change the composition of a majority of directors and potentially discouraging someone from making an acquisition proposal for us;

•	the by-laws’ requirement that stockholders provide advance notice when nominating our directors;

•	the inability of stockholders to convene a stockholders’ meeting without the chairperson of the board, the chief executive officer, the president or a majority of the board of directors first calling the meeting; and

•	the application of Delaware law prohibiting us from entering into a business combination with the beneficial owner of 15% or more of our outstanding voting stock for a period of three years after the 15% or greater owner first reached that level of stock ownership, unless we meet specified criteria.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

     We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our businesses. In addition, the terms of any future debt or credit facility may preclude us from paying these dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have not used derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2003, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Effects of Inflation

     Our assets are primarily monetary, consisting of cash, cash equivalents and short-term investments. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our technology. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our consolidated balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of September 30, 2003 (the “Evaluation Date”), the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

     During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 2003, we granted options to purchase an aggregate of 285,346 shares of our common stock to employees under our 1994 Stock Plan, at a weighted average exercise price of $13.02 per share. In addition, we issued 32,381 shares of common stock during the quarter ended September 30, 2003 in connection with the exercise of outstanding options under our 1994 Stock Plan by six of our employees, at a weighted exercise price of $2.01 per share. These option exercises resulted in aggregate proceeds to us of approximately $65,000. No underwriters were involved in the foregoing stock or option issuances. The foregoing stock and option issuances were exempt from registration under the Securities Act of 1933, as amended, either pursuant to Rule 701 under the Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Act, as a transaction by an issuer not involving a public offering.

     On October 14, 2003, we closed the sale of an aggregate of 3,750,000 shares of our common stock, $0.01 par value, in our initial public offering at a price to the public of $14.00 per share. The managing underwriters in the offering were SG Cowen Securities Corporation, Thomas Weisel Partners LLC, U.S. Bancorp Piper Jaffray and Friedman Billings Ramsey. All of the shares of common stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-106725) that was declared effective by the SEC on October 7, 2003 and a Registration Statement filed pursuant to Rule 424(b) under the Securities Act that was filed on October 8, 2003 (Reg. No. 333-106725). The offering commenced on October 7, 2003 and did not terminate until after the sale of all of the securities registered in the Registration Statement. As part of the initial public offering, we granted the several underwriters an overallotment option to purchase up to an additional 562,500 shares of our common stock from us. The underwriters did not exercise the overallotment option. There were no selling stockholders in the offering.

     The aggregate price of the offering amount registered on our behalf was $52.5 million. In connection with the offering, we paid $3.7 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.5 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $47.3 million. The proceeds to us have conformed with our intended use outlined in the prospectus related to the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In August 2003, we sent a written consent to our stockholders requesting approval of the taking of the following actions in connection with the initial public offering of our common stock: (1) the approval and adoption of our Amended and Restated Certificate of Incorporation so as to, among other things, effect a reverse stock split prior to our initial public offering, (2) the approval and adoption of our Amended and Restated Certificate of Incorporation to become effective following the closing of our initial public offering, (3) the approval and adoption of our Amended and Restated Bylaws to become effective upon the closing of our initial public offering, (4) the approval and adoption of our 2003 Stock Option Plan to become effective upon the closing of our initial public offering and reservation of 2,500,000 shares of common stock available for issuance thereunder, (5) the approval and adoption of our 2003 Employee Stock Purchase Plan to become effective upon the closing of our initial public offering and reservation of 233,334 shares of common stock available for issuance thereunder, (6) the approval of an amendment to our 1994 Stock Plan increasing the number of shares of our common stock which may be issued under the plan to 1,223,663, (7) elect each of Terrance McGuire and Sherri Oberg, effective upon the effectiveness of our initial public offering, to serve as Class I directors until the date of annual meeting of stockholders next following the year ending December 31, 2003 or until his or her earlier death, resignation or removal, (8) elect each of Derek Lemke-von Ammon and Kate Mitchell, effective upon the effectiveness of our initial public offering, to serve as Class II directors until the date of annual meeting of stockholders next following the year ending December 31, 2004 or until his or her earlier death, resignation or removal, and (9) elect each of Martyn Greenacre and Frank Baldino, effective upon the effectiveness of our initial public offering, to serve as Class III directors until the date of annual meeting of stockholders next following the year ending December 31, 2005 or until his or her earlier death, resignation or removal. All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law. We received the requisite consents on August 19, 2003.

     A total of 30,009,540 shares of our stock out of 39,374,704 shares issued and outstanding voted in favor of these matters.

     In September 2003, we sent a written consent to our stockholders requesting approval of the taking of the following actions in connection with the initial public offering of our common stock: (1) the authorization to implement the actions approved by the stockholders by written consent on August 19, 2003 at such times and in such manners as the pricing committee of the board of directors deems necessary or appropriate, and (2) the approval of an amendment to our 1994 Stock Plan increasing the number of shares of our common stock which may be issued under the plan to 1,423,663 . All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law. We received the requisite consents on September 12, 2003.

     A total of 30,633,390 shares of our stock out of 39,374,704 shares issued and outstanding voted in favor of these matters.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of exhibits:

Exhibit
Number	Exhibit Description

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 as defined in Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 as defined in Exchange Act Rules 13a-14 and 15d-14

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 pursuant to 18 U.S.C. Section 1350

     (b)  There were no reports on Form 8-K filed or furnished by the Company during the fiscal quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November 2003.

ACUSPHERE, INC.

By: /s/ Sherri C. Oberg

Sherri C. Oberg
President and Chief Executive Officer

By: /s/ John F. Thero

John F. Thero
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 as defined in Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanex-Oxley Act of 2002 as defined in Exchange Act Rules 13a-14 and 15d-14

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 pursuant to 18 U.S.C. Section 1350