Form 10-Q
period 2004-03-31
ACUSPHERE INC
filed 2004-05-06
CIK 1115143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-50405

ACUSPHERE, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3208947
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

500 Arsenal Street
Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 648-8800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

     As of May 3, 2004 there were 14,317,260 shares of the registrant’s common stock, $.01 par value per share, outstanding.

ACUSPHERE, INC.

Form 10-Q
For the Quarterly Period Ended March 31, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACUSPHERE, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	March 31,
	2003	2004
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,562,378	$46,775,298
Other current assets	712,673	895,328

Total current assets	55,275,051	47,670,626
PROPERTY AND EQUIPMENT, At cost:
Property and equipment (Note 4)	9,959,855	10,944,347
Less accumulated depreciation and amortization	7,935,450	8,256,423

Property and equipment, net	2,024,405	2,687,924
OTHER ASSETS	1,624,797	1,484,834

TOTAL	$58,924,253	$51,843,384

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations (Note 5)	$884,799	$854,555
Accounts payable	1,519,981	1,230,024
Accrued expenses	1,939,012	2,042,861

Total current liabilities	4,343,792	4,127,440

LONG-TERM OBLIGATIONS, net of current portion	205,418	14,847

COMMITMENTS
REDEEMABLE CONVERTIBLE PREFERRED STOCK, at carrying value; including accrued dividends; authorized, 5,000,000 shares as of December 31, 2003 and March 31, 2004; no shares issued and outstanding as of December 31, 2003 and March 31, 2004	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; authorized, 98,500,000 shares as of December 31, 2003 and March 31, 2004; issued and outstanding 14,294,533 shares as of December 31, 2003 and 14,301,464 shares as of March 31, 2004	142,945	143,015
Additional paid-in capital	201,422,784	201,688,194
Deferred stock-based compensation	(1,723,229)	(1,738,093)
Deficit accumulated during development stage	(145,467,457)	(152,392,019)

Total stockholders’ equity	54,375,043	47,701,097

TOTAL	$58,924,253	$51,843,384

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

			Period from
	Three Months Ended		Inception (July 12,
			1993) to
	March 31,	March 31,	March 31,
	2003	2004	2004
OPERATING EXPENSES:
Research and development(1)	$3,102,286	$5,512,854	$78,065,952
General and administrative(1)	863,568	1,261,380	21,386,302
Stock-based compensation	319,998	232,681	4,900,266

Total operating expenses	4,285,852	7,006,915	104,352,520
Equity in loss of joint venture	—	—	15,164,257
Interest income	22,106	107,773	4,081,711
Other income (expense)	—	—	31,815
Interest expense	(224,442)	(25,420)	(6,731,318)

NET LOSS	(4,488,188)	(6,924,562)	(122,134,569)
Accretion of dividends and offering costs on preferred stock	1,609,167	—	30,257,450

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	($6,097,355)	($6,924,562)	($152,392,019)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE –
Basic and diluted	$(5.07)	$(0.48)

WEIGHTED-AVERAGE SHARES OUTSTANDING –
Basic and diluted	1,202,312	14,286,093

(1) Excludes stock-based compensation as follows:
Research and development	$128,000	$89,949	$2,084,092
General and administrative	191,998	142,732	2,816,174

	$319,998	$232,681	$4,900,266

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from
	Three Months Ended		Inception (July
			12, 1993) to
	March 31,	March 31,	March 31,
	2003	2004	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($4,488,188)	($6,924,562)	($122,134,569)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	319,998	232,681	4,900,266
Depreciation and amortization	477,737	320,973	9,070,737
Noncash interest expense	70,697	4,565	1,973,833
Noncash rent expense	13,410	13,410	120,690
Equity in loss from joint venture	—	—	15,164,257
Changes in operating assets and liabilities:
Due from joint venture	—	—	(3,149,257)
Other current assets	37,482	(116,299)	(946,233)
Accounts payable	164,872	289,958	1,230,025
Accrued expenses	(159,282)	103,850	3,026,789

Net cash used in operating activities	(3,563,274)	(6,655,340)	(90,743,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(88,582)	(924,297)	(2,701,895)
Increase in other assets	(68,477)	—	(1,738,246)
Investment in joint venture	—	—	(12,015,000)
Maturities of short-term investments	195,412	—	17,499

Net cash provided by (used in) investing activities	38,353	(924,297)	(16,437,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(981,717)	(225,379)	(18,006,597)
Proceeds from long-term obligations	—	—	29,440,342
Proceeds from financing of equipment	—	—	347,960
Net proceeds from sale of redeemable convertible preferred stock	—	—	94,337,203
Net proceeds from sale of common stock in initial public offering	—	—	47,618,443
Net proceeds from exercise of stock options	—	5,772	208,247
Proceeds from issuance of common stock from employee stock purchase plan	—	12,164	12,164
Purchase and retirement of treasury stock	—	—	(1,360)

Net cash provided by (used in) financing activities	(981,717)	(207,443)	153,956,402

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,506,638)	(7,787,080)	46,775,298
CASH AND CASH EQUIVALENTS – Beginning of period	7,796,238	54,562,378	—

CASH AND CASH EQUIVALENTS – End of period	$3,289,600	$46,775,298	$46,775,298

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

     The accompanying unaudited consolidated financial statements of Acusphere, Inc. and Subsidiary (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements. Those audited statements are included in our Annual Report on Form 10-K for the year ended December 31, 2003, which has been filed with the SEC.

     On September 12, 2003, the Company effected a one for six reverse stock split of its common stock. All share and per share amounts included in these unaudited consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

     In the opinion of management, all adjustments, consisting only of normal, recurring adjustments (with the exception of the effect of the reverse stock split) considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2004 may not be indicative of the results that may be expected for the full fiscal year.

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

     The Company’s employee stock option plans are accounted for using the intrinsic-value-based method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees with fixed amounts and fixed exercise prices which for accounting purposes are at least equal to the fair value of the Company’s common stock at the date of grant. Conversely, when the exercise price for accounting purposes is below fair value of the Company’s common stock on the date of grant, a non-cash charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. The Company uses the fair-value method to account for non-employee stock-based compensation.

     Stock options granted during 2004 are as follows:

Weighted
Average
	Number	Exercise	Exercise
	of	Price	Price Per
	Shares	Per Share	Share
For the three months ended:
March 31, 2004	541,139	$8.50 - 9.60	$9.08

     The stock options granted in the three months ended March 31, 2004 were granted at fair market value on the date of grant.

     Had compensation cost for grants issued during the current and prior periods been determined consistent with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” pro forma net loss and net loss per share would have been the following:

	Three Months Ended
	March 31,	March 31,
	2003	2004
Applicable to common stockholders:
Net loss – as reported	$(6,097,355)	$(6,924,562)
Add: Stock-based employee compensation expense included in reported net loss	319,998	195,227
Deduct: Stock-based employee compensation expense determined under fair value method	(501,579)	(425,600)

Net loss – proforma	$(6,278,936)	$(7,154,935)

Net loss per common share (basic and diluted):
As reported	$(5.07)	$(0.48)
Pro forma	$(5.22)	$(0.50)

3.	Net Loss Per Common Share

     Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, which consist of redeemable convertible preferred stock prior to 2004, stock options, warrants, and restricted common stock that are not included in the diluted net loss per share calculation, aggregated 8,014,147 and 2,282,412 as of March 31, 2003 and 2004, respectively.

     The following table reconciles weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended
	March 31,	March 31,
	2003	2004
Weighted-average common shares outstanding	1,213,374	14,297,281
Less weighted-average unvested restricted common shares outstanding	(11,062)	(11,188)

Basic and diluted weighted-average common shares outstanding	1,202,312	14,286,093

4.	Property and Equipment

     Property and equipment at cost consist of the following:

	As of:
	December 31,	March 31,
	2003	2004
Equipment	$9,655,685	$9,926,927
Furniture and fixtures	181,665	185,060
Leasehold improvements	122,505	122,505
Deposits on equipment purchases	—	709,855

Total property and equipment	$9,959,855	$10,944,347

5.	Long-term Obligations

     The carrying value of long-term obligations is as follows:

	As of:
	December 31,	March 31,
	2003	2004
Capital lease obligations	$1,090,217	$869,402
Less current maturities	884,799	854,555

Long-term obligations, net	$205,418	$14,847

     Long-term obligations, including current maturities, outstanding as of March 31, 2004 consisted of capital equipment leased under various capital lease arrangements. Monthly payments range from $3,708 to $46,222 with maturities through April 2005.

     In April 2004, the Company entered into an $8.0 million equipment financing line with an equipment financing company. Borrowings under this equipment line can be made against qualified purchases through March 2005. Such borrowings are to be secured by the qualified purchases and repaid over 36 to 48 months, depending on the nature of the equipment financed. No warrants were granted in connection with this equipment line. The $8.0 million equipment line is structured as a loan agreement. However, the Company may elect to borrow up to $4.0 million of this amount in the form of a capital lease. The interest rate on this facility varies depending upon whether the borrowing is in the form of a loan or lease and whether the term is 36 months or 48 months. Such interest rates are fixed at the time of each borrowing under the equipment line with such rates adjusted between borrowings based on the U.S. Federal Reserve’s Three Year and Four Year Treasury Constant Maturity Rates. The equipment line includes provisions to increase the line to $11.3 million upon the occurrence of certain defined events.

6.	Stockholders’ Equity

     On July 1, 2003, 3,731,999 shares of several series of preferred stock were converted into 732,600 shares of common stock. These conversions were based upon the conversion ratios then applicable for each series of preferred stock. On October 14, 2003, upon the closing of the Company’s initial public offering, all remaining outstanding shares of preferred stock were converted into shares of common stock based upon the conversion ratios then applicable.

     The Company’s 1994 Stock Plan expired as of March 7, 2004 and there are no more shares available for issuance under this plan. As of March 31, 2004, there were 1,235,739 shares of common stock reserved for outstanding stock options previously issued under the 1994 Stock Plan.

     On September 12, 2003, the Company effected a one for six reverse stock split, the effect of which has been retroactively applied to all common stock outstanding and to all common stock equivalents.

7.	Comprehensive Income (Loss)

     Comprehensive loss is defined as the change in stockholders’ deficit during a period from transactions and other events and circumstances from nonowner sources. During the three months ended March 31, 2003 and 2004, other than reported net loss, the only other component of comprehensive loss incurred by the Company were unrealized losses of $288 and zero, respectively, on short term investments.

8.	Recently Issued Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Adoption of this interpretation did not have any impact on the Company’s financial statements.

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

     Forward-looking statements made in connection with this Form 10-Q include, but are not limited to our estimates of expenses, staffing and capital requirements and our abilities to raise additional financing; timing of our clinical trials and regulatory milestones for AI-700; and our manufacturing capabilities and timing of manufacturing production for our product candidates.

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

Overview

     We are a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using our proprietary porous microparticle technology. We are focused on developing proprietary drugs that can offer significant benefits over existing drugs such as improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. Our three initial product candidates are in clinical development and are designed to address large unmet clinical needs within cardiology, oncology and asthma. Our lead product candidate is a cardiovascular drug in Phase III clinical development for the detection of coronary artery disease, the leading cause of death in the United States.

     We created our three initial product candidates using technology that enables us to control the size and porosity of particles in a versatile manner, so we can customize the particles to address the delivery needs of a variety of drugs. We are focused on creating porous microparticles that are smaller than red blood cells. Some of these microparticles are nanoparticles, which we refer to as particles that are smaller than 1 micron. Small microparticles are important for delivering drugs intravenously so that they can pass through the body’s smallest blood vessels, for increasing the surface area of a drug so that the drug will dissolve more rapidly, and for delivering drugs to the lung via inhalation. Porosity is important for entrapping gases in microparticles, for controlling the release rate of the drug from a microparticle, and for targeting inhaled drugs to specific regions of the lung.

     We are a development stage company and have devoted substantially all of our efforts towards the research and development of our product candidates and raising capital. Since our inception, we have had no revenue from product sales and have funded our operations almost exclusively through the private and public placement of equity securities, equipment leases and debt financings. We have not been profitable and have incurred a cumulative net loss of $122.0 million from inception through March 31, 2004.

     We expect to incur significant operating losses for the next several years. Research and development expenses relating to our product candidates will continue to increase. In particular, we expect to incur increased costs for Phase III clinical trials of AI-700. General and administrative costs will increase as we prepare for the commercialization of our product candidates and as we incur costs associated with operating as a newly public company. Manufacturing expenses, which are currently part of research and development expenses, will also increase as we prepare for the commercialization of AI-700.

AI-700 Clinical Trial Update

     Our Phase III program for AI-700 commenced in 2003 under a U.S. Investigational New Drug application (“IND”) and in compliance with applicable European regulatory requirements. The Phase III clinical plan provides for a two-part program consisting of a pilot phase, which is designed to qualify and train new investigators, and two multi-center pivotal trials each for approximately 300 patients with suspected coronary artery disease. The Phase III pilot and pivotal phase studies are taking place at clinical sites in North America and Europe with data from the trials intended for submission to U.S., Canadian and European regulatory authorities. The endpoints for the trials are sensitivity and specificity in comparison to nuclear stress testing, angiography or clinical outcome.

     As of May 6, 2004, we have enrolled 100 patients in the AI-700 Phase III program and have initiated over twenty clinical sites. The Company’s primary current emphasis in the Phase III program is to continue advancing sites from the pilot phase to the pivotal phase, which commenced in December 2003. We plan to cumulatively enroll 300 patients in the Phase III program by the end of 2004, to complete cumulative enrollment of approximately 600 patients in the Phase III pivotal trials by the end of 2005 and to file a New Drug Application (“NDA”) for AI-700 in the first half of 2006. Although these projected enrollment rates, milestones and target completion dates reflect our current plans, we cannot assure you that we will complete these activities on this schedule, if at all.

Patent Update

     During the three months ended March 31, 2004, we were issued one additional U.S. patent as follows:

U.S. Patent No.	Date Issued	Expiration Date	Subject
6,689,390	February 10, 2004	February 22, 2019	Matrices Formed of Polymer and Hydrophobic Compounds for Use in Drug Delivery

     As of March 31, 2004, we own fourteen issued U.S. patents, one allowed U.S. patent application and eleven U.S. patent applications. We also own a number of pending international and foreign patent applications corresponding to these U.S. patents and applications.

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

     Research and Development Expense. Research and development expense consists of expenses incurred in developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, costs of facilities and the legal costs of pursuing patent protection on select elements of our intellectual property. We expense research and development costs, including patent related costs, as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. Development programs for later stage product candidates, such as AI-700, tend to cost more than earlier stage programs due to the length and the number of patients enrolled in clinical trials for later stage programs. From inception through March 31, 2004, we cumulatively spent $78.0 million on research and development. Additionally, from June 2000 through September 2002, we performed research and development through a joint venture, as discussed below.

     General and Administrative Expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. From inception through March 31, 2004, we have cumulatively incurred $21.4 million in general and administrative expense.

     Stock-Based Compensation Expense. Stock-based compensation expense, which is a non-cash charge, results principally from stock option grants to our employees at exercise prices deemed for accounting purposes to be below the fair market value of our stock on the date the stock options were granted (“fixed awards”). Prior to our initial public offering, which closed on October 14, 2003, we granted certain stock options for which the exercise prices were deemed for accounting purposes to be below the fair value of the underlying common stock resulting in our recording stock-based compensation expense associated with such grants. Stock-based compensation expense is also recorded for stock option grants to non-employees and for restricted stock grants provided to directors and advisors in lieu of cash compensation. Deferred compensation on fixed awards is amortized as a charge to operations over the vesting periods of the options and grants, subject to adjustment for forfeiture during the vesting period. As of March 31, 2004, we deferred $1.7 million in stock-based compensation and, from inception through March 31, 2004, recognized stock-based compensation expense of $4.9 million.

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

     Interest and Other Income (Expense). Interest income consists of interest earned on our cash, and cash equivalents . Interest expense consists of interest incurred on equipment leases and on debt financings.

     Accretion of Dividends and Offering Costs on Convertible Preferred Stock. Accretion of dividends and offering costs on convertible preferred stock primarily consists of dividends on convertible preferred stock. Prior to conversion of convertible preferred stock to common stock, which occurred on October 14, 2003 upon the completion of the Company’s initial public offering, our convertible preferred stock was entitled to accretion of dividends, the amount of which decreased the amount of stockholders’ equity available to common stockholders and effectively increases the loss per share of common stock. After October 14, 2003, no existing convertible preferred stock is outstanding, and accordingly there will be no further accretion of dividends and offering costs on these shares. All preferred stock dividends which were accreted before October 14, 2003 were forfeited by the preferred stockholders on that date in connection with the conversion of these preferred shares to common stock.

Results of Operations

Three Months Ended March 31, 2003 and 2004

     Research and Development Expense. Research and development expense increased $2.4 million, or 78%, to $5.5 million in the three months ended March 31, 2004 from $3.1 million in the three months ended March 31, 2003. Research and development expense increased primarily due to increased activities in the AI-700 Phase III clinical program, including clinical site costs, data management costs, independent clinical monitoring costs and costs of manufacturing of clinical materials. The increase in research and development costs also includes costs associated with increased full and part-time personnel at the Company.

     The following table summarizes the primary components of our research and development expense for the three months ended March 31, 2003 and 2004. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any individual project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in aggregate in support of all research and development.

	Three Months Ended
	March 31,
	2003	2004
	(in thousands)
AI-700	$1,502	$3,781
AI-850 and AI-128	292	81
Other	378	393

Total direct costs	2,172	4,255
Facility costs and depreciation	848	1,086
Patent costs	82	172

Total research and development expense	$3,102	$5,513

     Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our primary research and development programs are as follows:

•	Late Stage Clinical Development Program (AI-700). Our lead product candidate, AI-700, is a cardiovascular drug for the detection of coronary artery disease. We incurred direct research and development expense for AI-700 in the three months ended March 31, 2004 of $3.8 million compared to $1.5 million in the three months ended March 31, 2003. Of these amounts, $938,000 for the three months ended March 31, 2004 and $150,000 for the three months ended March 31, 2003 were incurred in connection with the production of clinical trial material by a third-party contract manufacturer. In 2003, we commenced clinical studies in our Phase III clinical program for AI-700, and we identified and began training additional clinical sites to be part of this Phase III clinical program. We commenced the pivotal phase studies of our Phase III clinical program at select clinical sites in December 2003. As increasing numbers of patients are enrolled in the Phase III clinical program, we anticipate incurring increased costs from professional service firms helping to support the clinical trial by providing services such as independent clinical monitoring, data acquisition and data evaluation. We also anticipate incurring increased costs related to hiring of additional research and development and clinical personnel. In addition, we anticipate incurring increased costs associated with preparation for commercial production.

•	Early Stage Clinical Development Programs (AI-850 and AI-128). Our initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128, are in early stages of clinical development. We incurred direct research and development expense for AI-850 and AI-128 in the three months ended March 31, 2004 of $81,000 compared to $292,000 in the three months ended March 31, 2003. There were no contract manufacturing costs incurred in connection with these product development programs during the three months ended March 31, 2004 or for the three months ended March 31, 2003. We anticipate that we will complete our Phase I study of AI-850 in 2004 and that our costs associated with these clinical programs will not increase until we are prepared to commence further pre-clinical and clinical testing using our own resources or through strategic collaborations.

•	Other. Other direct research and development costs primarily consist of management and preclinical evaluation of other product candidates.

     Each of our research and development programs are subject to risks and uncertainties, including the requirement to seek regulatory approvals, which are outside of our control. For example, our clinical trials may be subject to delays or rejections based on our inability to enroll patients at the rate that we expect or our inability to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. Moreover, the product candidates identified in these research and development programs, particularly our early stage programs, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from such projects could be expected to commence or the completion date of these programs. Failure to commercialize these product candidates on a timely basis could have a material adverse affect on our business, financial condition and results of operations. We may seek to establish collaborative relationships to help us commercialize these product candidates, but there can be no assurance that we will be successful in doing so.

     General and Administrative Expense. General and administrative expense increased $397,000, or 46%, to $1.3 million in the three months ended March 31, 2004 from $864,000 in the three months ended March 31, 2003. The higher general and administrative expense incurred in the three months ended March 31, 2004 was principally due to the various costs of being a public company, including costs associated with investor relations, legal counsel and auditing. Also contributing to the higher expenses are increased activities in business development and marketing, including market research expenses.

     Stock-Based Compensation Expense. Stock-based compensation expense decreased $87,000, or 27%, to $233,000 in the three months ended March 31, 2004 from $320,000 in the three months ended March 31, 2003. Stock-based compensation expense incurred in both periods resulted principally from the vesting of stock options granted in prior periods on which deferred compensation had previously been recorded and decreased as a result of certain prior year awards becoming fully vested in the current period.

     Equity in Loss of Joint Venture. Our joint venture with Elan was terminated in September 2002. Research and development costs for pulmonary drug delivery product candidates in the three months ended March 31, 2004 and for the three months ended March 31, 2003 are included in research and development expense, as discussed above.

     Interest and Other Income (Expense). Interest and other income (expense) increased $284,000, or 141%, to a net income of $82,000 in the three months ended March 31, 2004 from a net expense of $202,000 in the three months ended March 31, 2003. During these periods, interest and other income (expense) consisted of the following:

	Three Months Ended March 31,
	2003	2004
Interest income	$22,000	$108,000
Other income (expense)	—	—
Interest expense	(224,000)	(26,000)

Total, net	$(202,000)	$82,000

     The increase in interest income in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to higher average fund balances available for investment resulting from funds received from the initial public offering in October 2003. The decrease in interest expense in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to interest paid on the subordinated loans payable of $109,000 and amortization of the discount of $60,000 in the three months ended March 31, 2003 compared to zero in the three months ended March 31, 2004. The subordinated loans were paid off in June of 2003. In addition to this, the interest expense on the lower capital lease balances has decreased $16,000 from the three months ended March 31, 2003 compared to the three months ended March 31, 2004.

     Accretion of Dividends and Offering Costs on Convertible Preferred Stock. Accretion of dividends and offering costs on convertible preferred stock decreased $1.6 million, or 100%, to zero in the three months ended March 31, 2004 from $1.6 million in the three months ended March 31, 2003. The decrease was primarily due to the conversion of all outstanding preferred stock into the Company’s common stock upon completion of the Company’s Initial Public Offering on October 14, 2003. All preferred stock dividends which were accreted before October 14, 2003 were forfeited by the preferred stockholders on that date in connection with the conversion of these preferred shares to common stock. After October 14, 2003, no existing convertible preferred stock is outstanding, and accordingly there will be no further accretion of dividends and offering costs on these shares.

Liquidity and Capital Resources

     Historically, we have financed our business through the issuance of equity securities, debt financings and equipment leases. Our liquidity requirements have arisen primarily from research and development expenditures, equipment expenditures and payments on outstanding indebtedness. As of March 31, 2004, we had cash and cash equivalents of $46.8 million. Since our inception in July 1993 through March 31, 2004, we have raised $161.6 million through the issuance of equity securities, including $47.6 million from our initial public offering in October 2003 and the $19.4 million in convertible promissory notes which converted to common stock upon the Company’s initial public offering. As of March 31, 2004 we owed $869,000 from capital leases and had commitments totaling $18.9 million for rent under our facility lease.

     During the three months ended March 31, 2004, operating activities used $6.7 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $6.9 million. This use of cash was supplemented by a decrease in accounts payable of $290,000 and an increase in other current assets of $116,000 and was partially offset by non-cash charges for depreciation and amortization of $321,000 and non-cash charges for stock-based compensation expense of $233,000.

     During the three months ended March 31, 2004, investing activities used $924,000 in cash. This use of cash was solely for purchases of equipment.

     During the three months ended March 31, 2004, financing activities used $207,000 in cash. Net cash used by financing activities during this period resulted primarily from scheduled payments of debt and was partially offset by proceeds from common stock issuances of $18,000.

     In April 2004, we entered into an $8.0 million equipment financing line with an equipment financing company. Borrowings under this equipment line can be made against qualified purchases through March 2005. Such borrowings are to be secured by the qualified purchases and repaid over 36 to 48 months, depending on the nature of the equipment financed. No warrants were granted in connection with this equipment line. The $8.0 million equipment line is structured as a loan agreement. However, we may elect to borrow up to $4.0 million of this amount in the form of a capital lease. The interest rate on this facility varies depending upon whether the borrowing is in the form of a loan or lease and whether the term is 36 months or 48 months. Such interest rates are fixed at the time of each borrowing under the equipment line with such rates adjusted between borrowings based on the U.S. Federal Reserve’s Three Year and Four Year Treasury Constant Maturity Rates. The equipment line includes provisions to increase the line to $11.3 million upon the occurrence of certain defined events.

     We believe, based on our operating plans, that our existing resources will be sufficient to fund our planned operations, including increases in spending for our AI-700 Phase III clinical program, for at least the next twelve months. However, over the next several years we may require significant additional funds to develop, conduct clinical trials, achieve regulatory approvals and, subject to regulatory approval, commercially launch AI-700, our other product candidates under development and future product candidates. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical trials. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. We do not expect to generate significant revenues, other than possible license or milestone payments, from commercial sale of our products unless or until we or potential partners complete clinical trials for our products and receive marketing approval from the applicable regulatory authorities. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

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

     Accounting for equity instruments granted or sold by us under APB No. 14, APB No. 25, SFAS No. 123 and EITF No. 96-18 requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can be readily estimated, we use the value of such goods or services to determine the fair value of the equity instruments. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can not be readily estimated, as is true in connection with most stock options and warrants granted to employees or non-employees, we estimated the fair value of the equity instruments based upon consideration of factors which we deemed to be relevant at the time using cost, market and/or income approaches to such valuations. Because shares of our common stock were not publicly traded prior to our initial public offering in October 2003, market factors historically considered in valuing stock and stock option grants included comparative values of public companies discounted for the risk and limited liquidity provided for in the shares we are issuing, pricing of private sales of our convertible preferred stock, prior valuations of stock grants and the effect of events that have occurred between the time of such grants, economic trends, perspective provided by investment banks and the comparative rights and preferences of the security being granted compared to the rights and preferences of our other outstanding equity.

     Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of December 31, 2003, we had federal tax net operating loss carryforwards of $68.5 million, which expire through 2023. We also have research and development credit carryforwards of $2.6 million. We have recorded a valuation allowance to fully offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.

Recently Issued Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Adoption of this interpretation did not have any impact on the Company’s financial statements.

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

     We are focused on product development and we have not generated any revenues to date. We have incurred losses each year of our operations and we expect to continue to incur operating losses for the next several years. The process of developing our products requires significant clinical, development and laboratory testing and clinical trials as well as regulatory approvals. In addition, commercialization of our product candidates will require us to establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years. As of March 31, 2004, our cumulative net loss was $122.0 million.

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

     We may also encounter delays or rejections based on our inability to enroll enough patients to complete our clinical trials. We may also encounter delays, resulting in the need to enroll more patients than expected in our clinical trials, based on our inability to enroll a mix of patients that is consistent with our estimated clinical trial enrollment. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and the eligibility criteria for the study and the freedom to operate with respect to intellectual property. Delays in planned patient enrollment, or the need to enroll more patients, may result in increased costs and delays, which could have a harmful effect on our ability to develop products. We may encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval of a particular compound. On May 1, 2004, changes went into effect in the regulation of clinical trials in Europe. Implementation of these changes could lead to delays to our clinical trials. We also may encounter delays in the event we are unable to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. In addition, we rely on a number of third parties, such as clinical research organizations, to help support the clinical trials by performing independent clinical monitoring, data acquisition and data evaluations. Any failure on the part of these third parties could delay the regulatory approval process.

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

     We know of U.S. and foreign patents issued to third parties that relate to aspects of our product candidates. There may also be patent applications filed by these or other parties in the United States and various foreign jurisdictions that relate to some aspects of our product candidates, which, if issued, could subject us to infringement actions. In particular, we are aware of U.S. and foreign patents owned by third parties, including potential competitors, that arguably cover aspects of our AI-700 contrast agent. We and several of these parties have recently been actively engaged in opposing the grant of European patents with claims that arguably cover aspects of our AI-700 product. Parties may contest patents in Europe prior to contesting the counterpart patents in the United States because of procedural differences between European and U.S. patent laws as well as economic considerations. There is a significant possibility that one or more of these third parties will use litigation to assert their patents in the United States or Europe.

     The owners or licensees of these and other patents may file one or more infringement actions against us. In addition, a competitor may claim misappropriation of a trade secret by an employee hired from that competitor. Any such infringement or misappropriation action could cause us to incur substantial costs defending the lawsuit and could distract our management from our business, even if the allegations of infringement or misappropriation are unwarranted. The defense of multiple claims could have a disproportionately greater impact. Furthermore, a party making this type of claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from making, using, selling, offering for sale or importing our products or prevent our customers from using our products. If a court determined or if we independently discovered that any of our products or manufacturing processes violated third-party proprietary rights, our clinical trials could be delayed and there can be no assurance that we would be able to reengineer the product or processes to avoid those rights, or to obtain a license under those rights on commercially reasonable terms, if at all.

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

     We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, and we spent approximately $7,000 in the three months ended March 31, 2004 to dispose of these hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly.

     We only recently completed our initial public offering. Prior to this offering, you could not buy or sell our common stock publicly. After this offering, the average daily trading volume for our common stock has been relatively low. An active public market for our common stock may not continue to develop or be sustained. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

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

     The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. In connection with our recently completed initial public offering, our executive officers and directors and substantially all of our pre-initial public offering stockholders and optionholders executed lock-up agreements that prohibit them from offering, selling, contracting to sell, granting an option to purchase, making a short sale or otherwise disposing of any shares of our common stock for the 180 day period from the date of our initial public offering through April 4, 2004.

Our directors and management will exercise significant control over our company.

     Our directors and executive officers and their affiliates collectively control approximately 43.2% of our outstanding common stock, excluding unexercised options and warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have not used derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Effects of Inflation

     Our assets are primarily monetary, consisting of cash, and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our technology. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our consolidated balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of March 31, 2004 (the “Evaluation Date”), the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) On October 14, 2003, we closed the sale of an aggregate of 3,750,000 shares of our common stock, $0.01 par value, in our initial public offering at a price to the public of $14.00 per share. The managing underwriters in the offering were SG Cowen Securities Corporation, Thomas Weisel Partners LLC, U.S. Bancorp Piper Jaffray and Friedman Billings Ramsey. All of the shares of common stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-106725) that was declared effective by the SEC on October 7, 2003 and a Registration Statement filed pursuant to Rule 424(b) under the Securities Act that was filed on October 8, 2003 (Reg. No. 333-106725). The offering commenced on October 7, 2003 and did not terminate until after the sale of all of the securities registered in the Registration Statement. As part of the initial public offering, we granted the several underwriters an overallotment option to purchase up to an additional 562,500 shares of our common stock from us. The underwriters did not exercise the overallotment option. There were no selling stockholders in the offering.

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

     None

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

(b) Reports on Form 8-K:

On March 17, 2004, we furnished with the Securities and Exchange Commission a Current Report on Form 8-K reporting the public dissemination of a press release announcing our financial results for the fourth quarter of 2003 and the calendar year then ended.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of May 2004.

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