Form 10-Q
period 2004-06-30
ACUSPHERE INC
filed 2004-08-05
CIK 1115143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-50405

Acusphere, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3208947
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Arsenal Street Watertown, Massachusetts	02472 (Zip Code)
(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code:

(617) 648-8800

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      As of August 3, 2004 there were 17,213,261 shares of the registrant’s common stock, $.01 par value per share, outstanding.

ACUSPHERE, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

ACUSPHERE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2003	2004

		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,562,378	$38,817,222
Other current assets	712,673	750,102

Total current assets	55,275,051	39,567,324
PROPERTY AND EQUIPMENT, At cost:
Property and equipment (Note 4)	9,959,855	13,373,308
Less accumulated depreciation and amortization	7,935,450	8,570,169

Property and equipment, net	2,024,405	4,803,139
OTHER ASSETS	1,624,797	1,481,778

TOTAL	$58,924,253	$45,852,241

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations (Note 5)	$884,799	$743,205
Accounts payable	1,519,981	1,831,739
Accrued expenses	1,939,012	2,623,082

Total current liabilities	4,343,792	5,198,026

LONG-TERM OBLIGATIONS, net of current portion	205,418	315,769

COMMITMENTS
REDEEMABLE CONVERTIBLE PREFERRED STOCK, authorized, 5,000,000 shares as of December 31, 2003 and June 30, 2004; no shares issued and outstanding as of December 31, 2003 and March 31, 2004	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; authorized, 98,500,000 shares as of December 31, 2003 and June 30, 2004; issued and outstanding 14,294,533 shares as of December 31, 2003 and 14,332,310 shares as of June 30, 2004	142,945	143,323
Additional paid-in capital	201,422,784	201,593,270
Deferred stock-based compensation	(1,723,229)	(1,386,918)
Deficit accumulated during development stage	(145,467,457)	(160,011,229)

Total stockholders’ equity	54,375,043	40,338,446

TOTAL	$58,924,253	$45,852,241

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period from
	Three Months Ended		Six Months Ended		Inception (July 12,
					1993) to June 30,
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004	2004

OPERATING EXPENSES:
Research and development(1)	$3,146,030	$6,103,035	$6,248,316	$11,615,889	$84,168,987
General and administrative(1)	990,838	1,408,142	1,854,406	2,669,522	22,794,444
Stock-based compensation	391,815	226,371	711,813	459,052	5,126,637

Total operating expenses	4,528,683	7,737,548	8,814,535	14,744,463	112,090,068
Equity in loss of joint venture	—	—	—	—	15,164,257
Interest income	47,004	93,761	69,110	201,534	4,175,472
Other income (expense)	(121,208)	74,268	(121,208)	74,268	106,083
Interest expense	(815,566)	(49,691)	(1,040,008)	(75,111)	(6,781,009)

NET LOSS	(5,418,453)	(7,619,210)	(9,906,641)	(14,543,772)	(129,753,779)
Accretion of dividends and offering costs on preferred stock	1,625,778	—	3,234,945	—	30,257,450

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(7,044,231)	$(7,619,210)	$(13,141,586)	$(14,543,772)	$(160,011,229)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE — Basic and diluted	$(5.81)	$(0.53)	$(10.87)	$(1.02)

WEIGHTED-AVERAGE SHARES OUTSTANDING — Basic and diluted	1,212,066	14,310,311	1,209,318	14,298,202

(1) Excludes stock-based compensation as follows:
Research and development	$197,028	$89,580	$325,028	$179,529	$2,173,672
General and administrative	194,787	136,791	386,785	279,523	2,952,965

	$391,815	$226,371	$711,813	$459,052	$5,126,637

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	Six Months Ended		Inception
			(July 12, 1993)
	June 30,	June 30,	to June 30,
	2003	2004	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,906,641)	$(14,543,772)	$(129,753,779)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	711,813	459,052	5,126,637
Depreciation and amortization	1,074,613	634,719	9,384,483
Noncash interest expense	406,145	34,132	2,003,400
Noncash rent expense	26,820	26,820	134,100
Equity in loss from joint venture	—	—	15,164,257
Changes in operating assets and liabilities:
Due from joint venture	—	—	(3,149,257)
Other current assets	(67,428)	20,575	(809,359)
Accounts payable	96,700	311,757	1,831,740
Accrued expenses	301,800	684,069	3,607,008

Net cash used in operating activities	(7,356,178)	(12,372,648)	(96,460,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(252,551)	(3,353,258)	(5,130,856)
Increase in other assets	(243,350)	(26,999)	(1,765,245)
Investment in joint venture	—	—	(12,015,000)
Maturities of short-term investments	(3,546,219)	—	17,499

Net cash used in investing activities	(4,042,120)	(3,380,257)	(18,893,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(3,957,712)	(464,528)	(18,245,746)
Proceeds from long-term obligations	19,440,342	424,153	29,864,495
Proceeds from financing of equipment	—	—	347,960
Net proceeds from sale of redeemable convertible preferred stock	—	—	94,337,203
Net proceeds from sale of common stock in initial public offering	—	—	47,618,443
Net proceeds from exercise of stock options	1,889	35,960	238,435
Proceeds from issuance of common stock from employee stock purchase plan	—	12,164	12,164
Purchase and retirement of treasury stock	—	—	(1,360)

Net cash provided by financing activities	15,484,519	7,749	154,171,594

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,086,221	(15,745,156)	38,817,222
CASH AND CASH EQUIVALENTS — Beginning of period	7,796,238	54,562,378	—

CASH AND CASH EQUIVALENTS — End of period	$11,882,459	$38,817,222	$38,817,222

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

      The accompanying unaudited consolidated financial statements of Acusphere, Inc. and Subsidiaries (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements. Those audited statements are included in our Annual Report on Form 10-K for the year ended December 31, 2003, which has been filed with the SEC.

      In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2004 may not be indicative of the results that may be expected for the full fiscal year.

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

      Stock options granted during 2004 are as follows:

			Weighted
			Average
	Number	Exercise	Exercise
	of	Price Per	Price Per
	Shares	Share	Share

For the three months ended:
March 31, 2004	541,139	$8.50-9.60	$9.08
June 30, 2004	153,600	$6.12-7.85	$6.49

      The stock options granted in the three months ended March 31, 2004 and in the three months ended June 30, 2004 were granted at fair market value on the date of grant.

      Had compensation cost for grants issued during the current and prior periods been determined consistent with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-based

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation,” using the fair value method, pro forma net loss and net loss per share would have been the following:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2004	2003	2004

Applicable to common stockholders:
Net loss — as reported	$(7,044,231)	$(7,619,210)	$(13,141,586)	$(14,543,772)
Add: Stock-based employee compensation expense included in reported net loss	284,453	194,815	604,451	390,042
Deduct: Stock-based employee compensation expense determined under fair value method	(506,885)	(446,614)	(1,008,464)	(872,214)

Net loss — proforma	$(7,266,663)	$(7,871,009)	$(13,545,599)	$(15,025,944)

Net loss per common share (basic and diluted):
As reported	$(5.81)	$(0.53)	$(10.87)	$(1.02)
Pro forma	$(6.00)	$(0.55)	$(11.20)	$(1.05)

3.	Net Loss Per Common Share

      Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, which consist of redeemable convertible preferred stock prior to 2004, stock options, warrants, and restricted common stock that are not included in the diluted net loss per share calculation, aggregated 8,011,739 and 2,401,058 as of June 30, 2003 and 2004, respectively.

      The following table reconciles weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2004	2003	2004

Weighted-average common shares outstanding	1,228,247	14,319,915	1,214,811	14,308,598
Less weighted-average unvested restricted common shares outstanding	(16,181)	(9,604)	(5,493)	(10,396)

Basic and diluted weighted-average common shares outstanding	1,212,066	14,310,311	1,209,318	14,298,202

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

      Property and equipment at cost consist of the following:

	As of:

	December 31,	June 30,
	2003	2004

Equipment	$9,655,685	$10,143,476
Furniture and fixtures	181,665	195,004
Leasehold improvements	122,505	129,465
Deposits on equipment purchases	—	2,905,363

Total property and equipment	$9,959,855	$13,373,308

5.	Long-term Obligations

      The carrying value of long-term obligations is as follows:

	As of:

	December 31,	June 30,
	2003	2004

Capital lease obligations	$1,090,217	$644,236
Notes payable	—	414,738

	1,090,217	1,058,974
Less current maturities	884,799	743,205

Long-term obligations, net	$205,418	$315,769

      Long-term obligations, including current maturities, outstanding as of June 30, 2004 consisted of capital equipment leased under various capital lease arrangements and promissory notes under the equipment financing line, described below. Monthly payments under the capital lease obligations range from $3,708 to $46,222 with maturities through April 2005.

      In April 2004, the Company entered into an $8.0 million equipment financing line with an equipment financing company. Borrowings under this equipment line can be made against qualified purchases through March 2005. Such borrowings are to be secured by the qualified purchases and repaid over 36 to 48 months, depending on the nature of the equipment financed. No warrants were granted in connection with this equipment line. The $8.0 million equipment line is structured as a loan agreement. However, the Company may elect to borrow up to $4.0 million of this amount in the form of a capital lease. The interest rate on this facility varies depending upon whether the borrowing is in the form of a loan or lease and whether the term is 36 months or 48 months. Such interest rates are fixed at the time of each borrowing under the equipment line with such rates adjusted between borrowings based on the U.S. Federal Reserve’s Three Year and Four Year Treasury Constant Maturity Rates. The equipment line includes provisions to increase the line to $11.3 million upon the occurrence of certain defined events. As of June 30, 2004, the Company has approximately $7.6 million available in additional borrowings under this equipment line. Monthly payments for the amounts outstanding under the equipment financing line range from $1,526 to $4,697 with maturities through July 2008.

6.	Stockholders’ Equity

      On July 1, 2003, 3,731,999 shares of several series of preferred stock were converted into 732,600 shares of common stock. These conversions were based upon the conversion ratios then applicable for each series of

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferred stock. On October 14, 2003, upon the closing of the Company’s initial public offering, all remaining outstanding shares of preferred stock were converted into shares of common stock based upon the conversion ratios then applicable.

      As of June 30, 2004, there were 1,203,707 shares of common stock reserved for outstanding stock options previously issued under the Company’s 1994 Stock Plan and 614,451 shares common stock reserved for outstanding stock options issued under the 2003 Stock Option and Incentive Plan. The 1994 Stock Plan expired as of March 7, 2004 and there are no more shares available for issuance under this plan.

      On September 12, 2003, the Company effected a one for six reverse stock split, the effect of which has been retroactively applied to all common stock outstanding and to all common stock equivalents.

7.	Comprehensive Income (Loss)

      Comprehensive loss is defined as the change in stockholders’ deficit during a period from transactions and other events and circumstances from non-owner sources. During the three and six months ended June 30, 2003 and 2004, other than reported net loss, the only other component of comprehensive loss incurred by the Company were unrealized losses of zero and $288, respectively, in 2003 and zero and zero, respectively, in 2004, on short term investments.

8.	Subsequent Events

Collaboration with Nycomed Danmark ApS

      In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed Danmark ApS (Nycomed) in which the Company granted Nycomed rights to develop and market AI-700 in Europe. As part of this agreement, in July 2004 Nycomed paid the Company a $4.0 million license fee and the first of eight consecutive quarterly installments of $1.0 million each. We anticipate that a portion of these fees and installments will be recognized as revenues in 2004. Beginning in October 2004, Nycomed is required to pay the Company the remaining seven consecutive quarterly installments of $1.0 million each. The agreement also provides for Nycomed to pay the Company up to $58.0 million in milestone payments upon achievement of certain regulatory milestones and sales goals. Under the agreement, the Company will also be paid to manufacture AI-700 for Nycomed and is entitled to royalties on Nycomed’s sales of AI-700. The Company will pay a customary fee to its financial advisor in this transaction. The fee will be comprised of cash and warrants and the total amount of such payments are dependent upon the timing and magnitude of the amounts paid by Nycomed to the Company.

Commercial Facility Lease

      In July 2004, the Company entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. This lease has a five year, nine month term with options to extend the lease for up to two additional five-year terms at predetermined rental rates. Initially, Acusphere will receive nine months of occupancy free of base rent, followed by base rent of approximately $400,000 for the next twelve months with scheduled annual rental rate increases thereafter. An initial security deposit of $1.0 million is required as part of the lease, subject to reduction upon the Company making certain tenant improvements and the installation of equipment in the facility.

Private Financing

      In July 2004, the Company entered into definitive purchase agreements with institutional and accredited investors for a $21.5 million private placement of up to 3,440,000 newly issued shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 688,000 shares of common stock at an exercise price of $8.50 per share. In August 2004, a partial closing of this private placement was

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consummated, resulting in aggregate gross proceeds to the Company of approximately $17.9 million and the issuance of 2,865,522 shares of common stock and warrants to purchase up to an additional 573,105 shares of common stock.

      A second and final closing of this private financing will occur subject to receiving shareholder approval in accordance with Nasdaq marketplace rules and customary closing conditions. The second closing is expected to occur later in 2004 and would result in aggregate gross proceeds to the Company of approximately $3.6 million and the issuance of 574,478 shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 114,895 shares of common stock at an exercise price of $8.50 per share.

      Net proceeds from the financing are expected to be used to further fund the development program for AI-700 and for working capital and general corporate purposes.

      The shares of common stock and warrants sold in the private placement have not been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from these registration requirements. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issued in the private placement and the shares of common stock issued upon exercise of the warrants.

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

      Forward-looking statements made in connection with this Form 10-Q include, but are not limited to our estimates of expenses, staffing and capital requirements and our need and abilities to raise additional financing; statements regarding our recent private financing, in particular regarding the second closing and shareholder approval; timing of our clinical trials and regulatory milestones for AI-700; collaborative relationships and related license, development, milestone, manufacturing, royalty and other payments; research and development of and commercial prospects for our various product candidates; and our manufacturing capabilities and timing of manufacturing production for our product candidates, including statements concerning our new commercial manufacturing space and related build-out.

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

Overview

      We are a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using our proprietary porous microparticle technology. We are focused on developing proprietary drugs that can offer significant benefits over existing drugs such as improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. Our three initial product candidates are in clinical development and are designed to address large unmet clinical needs within cardiology, oncology and asthma. Our lead product candidate is a cardiovascular drug in Phase III clinical development for the detection of coronary heart disease, the leading cause of death in the United States.

      We created our three initial product candidates using technology that enables us to control the size and porosity of particles in a versatile manner, so we can customize the particles to address the delivery needs of a variety of drugs. We are focused on creating porous microparticles that are smaller than red blood cells. Some of these microparticles are smaller than 1 micron, which we refer to as nanoparticles. Microparticles are important for delivering drugs intravenously so that they can pass through the body’s smallest blood vessels, for increasing the surface area of a drug so that the drug will dissolve more rapidly, and for delivering drugs to the lung via inhalation. Porosity is important for entrapping gases in microparticles, for controlling the release rate of the drug from a microparticle, and for targeting inhaled drugs to specific regions of the lung.

      We are a development stage company and have devoted substantially all of our efforts towards the research and development of our product candidates and raising capital. Since our inception, we have had no revenue from product sales and have funded our operations almost exclusively through the private and public placement of equity securities, equipment leases and debt financings. We have not been profitable and have incurred a cumulative net loss of $130.0 million from inception through June 30, 2004. We expect to emerge from the development stage, for financial statement purposes, in the third quarter of 2004 as a result of entering into a collaboration, license and supply agreement with Nycomed Danmark ApS.

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

AI-700 Clinical Trial Update

      Our Phase III program for AI-700 commenced in 2003 under a U.S. Investigational New Drug application (“IND”) and in compliance with applicable European regulatory requirements. The Phase III clinical plan provides for a two-part program consisting of a pilot phase, which is designed to qualify and train new investigators, and two multi-center pivotal trials each for approximately 300 patients with suspected coronary heart disease. The Phase III pilot and pivotal phase studies are taking place at clinical sites in North America and Europe with data from the trials intended for submission to U.S., Canadian and European regulatory authorities. The endpoints for the trials are sensitivity and specificity in comparison to nuclear stress testing, angiography or clinical outcome.

      Our primary current emphasis in the Phase III program is to enroll patients. We plan to cumulatively enroll 300 patients in the Phase III program by the end of 2004, to complete cumulative enrollment of approximately 600 patients in the Phase III pivotal trials by the end of 2005 and to file a New Drug Application (“NDA”) for AI-700 in the first half of 2006. Although these projected enrollment rates, milestones and target completion dates reflect our current plans, we cannot assure you that we will complete these activities on this schedule, if at all.

AI-850 Clinical Trial Update

      Our Phase I human safety study of AI-850 was completed during the three months ended June 30, 2004. AI-850 is a Cremophor-free reformulation of paclitaxel, the active ingredient in Taxol®, a product used to treat a variety of solid tumors. The primary goal of the study was to provide human proof-of-concept that our Hydrophobic Drug Delivery System (HDDSTM) is capable of intravenously delivering hydrophobic drugs without the need for co-solvents that are inconvenient to administer and are associated with undesirable side effects. The primary objective of this trial was to determine the maximum tolerated dose (“MTD”) of AI-850. In the dose escalation study, 22 patients with solid tumors (taxane naïve patients and patients who previously had received taxane therapy) were treated with AI-850 doses of 36-250 mg/m2 every three weeks in cohorts of 3-6 patients. AI-850 was administered without standard taxane pre-medications. Infusions of AI-850 were delivered in less than 30 minutes at all doses, which is significantly shorter that the three-hour infusion typically required by Taxol. The MTD of AI-850 for patients with extensive prior taxane therapy was 205 mg/m2, which is higher than the Taxol dose of 175 mg/m2 typically used to treat taxane naïve patients with metastatic breast cancer. It is our current plan to seek strategic collaborators for HDDS and AI-850 before commencing additional clinical testing of this technology and product candidate.

Patent Update

      During the six months ended June 30, 2004, we were issued two additional U.S. patents as follows:

U.S. Patent No.	Date Issued	Expiration Date	Subject

6,689,390	February 10, 2004	February 22, 2019	Matrices Formed of Polymer and Hydrophobic Compounds for Use in Drug Delivery
6,730,322	May 4, 2004	February 22, 2019	Matrices Formed of Polymer and Hydrophobic Compounds for Use in Drug Delivery

      As of June 30, 2004, we owned fifteen issued U.S. patents, one allowed U.S. patent application and twelve U.S. patent applications. We also own a number of pending international and foreign patent applications corresponding to these U.S. patents and applications.

Financial Operations Overview

      Revenues. We have not generated any operating revenues since our inception. In connection with our collaboration with Nycomed, we expect to receive $12 million in license fees and development payments from July 2004 through June 2006. We anticipate that a portion of these fees and payments will be recognized as revenues in 2004. Further in the future, we will seek to generate revenues from a combination of product sales, up-front or milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our products and intellectual property and manufacturing revenues.

      Research and Development Expense. Research and development expense consists of expenses incurred in developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, costs of facilities and the legal costs of pursuing patent protection on select elements of our intellectual property. We expense research and development costs, including patent related costs, as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. Development programs for later stage product candidates, such as AI-700, tend to cost more than earlier stage programs due to the length and the number of patients enrolled in clinical trials for later stage programs. From inception through June 30, 2004, we cumulatively spent $84.2 million on research and development. Additionally, from June 2000 through September 2002, we performed research and development through a joint venture, as discussed below.

      General and Administrative Expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. From inception through June 30, 2004, we have cumulatively incurred $22.8 million in general and administrative expense.

      Stock-Based Compensation Expense. Stock-based compensation expense, which is a non-cash charge, results principally from stock option grants to our employees at exercise prices deemed for accounting purposes to be below the fair market value of our stock on the date the stock options were granted (“fixed awards”). Prior to our initial public offering, which closed on October 14, 2003, we granted certain stock options for which the exercise prices were deemed for accounting purposes to be below the fair value of the underlying common stock resulting in our recording stock-based compensation expense associated with such grants. Stock-based compensation expense is also recorded for stock option grants to non-employees and for restricted stock grants provided to directors and advisors in lieu of cash compensation. Deferred compensation on fixed awards is amortized as a charge to operations over the vesting periods of the options and grants, subject to adjustment for forfeiture during the vesting period. As of June 30, 2004, we deferred $1.4 million in stock-based compensation and, from inception through June 30, 2004, recognized stock-based compensation expense of $5.1 million.

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

      Interest and Other Income (Expense). Interest income consists of interest earned on our cash, and cash equivalents. Interest expense consists of interest incurred on equipment leases and on debt financings.

      Accretion of Dividends and Offering Costs on Convertible Preferred Stock. Accretion of dividends and offering costs on convertible preferred stock primarily consists of dividends on convertible preferred stock. Prior to conversion of convertible preferred stock to common stock, which occurred on October 14, 2003 upon the completion of the our initial public offering, our convertible preferred stock was entitled to accretion of dividends, the amount of which decreased the amount of stockholders’ equity available to common stockholders and effectively increases the loss per share of common stock. After October 14, 2003, no existing convertible preferred stock is outstanding, and accordingly there will be no further accretion of dividends and offering costs on these shares. All preferred stock dividends which were accreted before October 14, 2003 were forfeited by the preferred stockholders on that date in connection with the conversion of these preferred shares to common stock.

Results of Operations

Three Months June 30, 2003 and 2004

      Research and Development Expense. Research and development expense increased $3.0 million, or 94%, to $6.1 million in the three months ended June 30, 2004 from $3.1 million in the three months ended June 30, 2003. Research and development expense increased primarily due to increased activities in the AI-700 Phase III clinical program, including clinical site costs, data management costs, independent clinical monitoring costs and costs of manufacturing of clinical materials. The increase in research and development costs also includes costs associated with increasing our full and part-time personnel.

      The following table summarizes the primary components of our research and development expense for the three months ended June 30, 2003 and 2004. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any individual project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in aggregate in support of all research and development.

	Three Months Ended
	June 30,

	2003	2004

	(In thousands)
AI-700	$1,805	$4,352
AI-850 and AI-128	167	46
Other	192	423

Total direct costs	2,164	4,821
Facility costs and depreciation	927	1,037
Patent costs	55	245

Total research and development expense	$3,146	$6,103

      Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our primary research and development programs are as follows:

•	Late Stage Clinical Development Program (AI-700). Our lead product candidate, AI-700, is a cardiovascular drug for the detection of coronary heart disease. We incurred direct research and development expense for AI-700 in the three months ended June 30, 2004 of $4.4 million compared to $1.8 million in the three months ended June 30, 2003. Of these amounts, $688,000 for the three months ended June 30, 2004 and $344,000 for the three months ended June 30, 2003 were incurred in connection with the production of clinical trial material by a third-party contract manufacturer. In 2003, we commenced clinical studies in our Phase III clinical program for AI-700, and we identified and began training additional clinical sites to be part of this Phase III clinical program. We commenced the pivotal phase studies of our Phase III clinical program at select clinical sites in December 2003. As increasing numbers of patients are enrolled in the Phase III clinical program, we anticipate incurring increased costs from professional service firms helping to support the clinical trial by providing services such as independent clinical monitoring, data acquisition and data evaluation. We also anticipate incurring increased costs related to hiring of additional research and development and clinical personnel. In addition, we anticipate incurring increased costs associated with preparation for commercial production, including the build-out of our new commercial manufacturing space.

•	Early Stage Clinical Development Programs (AI-850 and AI-128). Our initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128, are in early stages of clinical development. We incurred direct research and development expense for AI-850 and AI-128 in the three months ended June 30, 2004 of $46,000 compared to $167,000 in the three months ended June 30, 2003. There were no contract manufacturing costs incurred in connection with these product development programs during the three months ended June 30, 2004 or for the three months ended June 30, 2003. During the three months ended June 30, 2004, we completed our Phase I clinical trials for AI-850. We anticipate that our costs associated with these clinical programs will not increase significantly until we are prepared to commence further pre-clinical and clinical testing using our own resources or through strategic collaborations.

•	Other. Other direct research and development costs primarily consist of management and preclinical evaluation of other product candidates.

      Each of our research and development programs are subject to risks and uncertainties, including the requirement to seek regulatory approvals, which are outside of our control. For example, our clinical trials may be subject to delays or rejections based on our inability to enroll patients at the rate that we expect or our inability to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. Moreover, the product candidates identified in these research and development programs, particularly our early stage programs, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from such projects could be expected to commence or the completion date of these programs. Failure to commercialize these product candidates on a timely basis could have a material adverse affect on our business, financial condition and results of operations. We may seek to establish additional collaborative relationships to help us commercialize these product candidates, but there can be no assurance that we will be successful in doing so.

      General and Administrative Expense. General and administrative expense increased $417,000, or 42%, to $1.4 million in the three months ended June 30, 2004 from $991,000 in the three months ended June 30, 2003. The higher general and administrative expense incurred in the three months ended June 30, 2004 was principally due to the various costs of being a public company, including costs associated with investor relations, legal counsel, auditing and additional personnel. Also contributing to the higher expenses are increased activities in business development and marketing, including market research expenses.

      Stock-Based Compensation Expense. Stock-based compensation expense decreased $166,000, or 42%, to $226,000 in the three months ended June 30, 2004 from $392,000 in the three months ended June 30, 2003. Stock-based compensation expense incurred in both periods resulted principally from the vesting of stock options granted in prior periods on which deferred compensation had previously been recorded and decreased as a result of certain prior year awards becoming fully vested in the current period.

      Equity in Loss of Joint Venture. Our joint venture with Elan was terminated in September 2002. Research and development costs for pulmonary drug delivery product candidates in the three months ended June 30, 2004 and for the three months ended June 30, 2003 are included in research and development expense, as discussed above.

      Interest and Other Income (Expense). Interest and other income (expense) increased $1.0 million, or 113%, to a net income of $118,000 in the three months ended June 30, 2004 from a net expense of $890,000 in the three months ended June 30, 2003. During these periods, interest and other income (expense) consisted of the following:

	Three Months Ended
	June 30,

	2003	2004

Interest income	$47,000	$94,000
Other income (expense)	(121,000)	74,000
Interest expense	(816,000)	(50,000)

Total, net	$(890,000)	$118,000

      The increase in interest income in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily due to higher average fund balances available for investment resulting from funds received from the initial public offering in October 2003. The decrease in interest expense in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily due to interest costs associated with the bridge loans of $610,000, interest paid on the subordinated loans payable of $86,000 and amortization of the discount of $77,000 in the three months ended June 30, 2003 compared to zero in the three months ended June 30, 2004. The subordinated loans were paid off in June of 2003 and the bridge loans converted into common stock upon completion of the Company’s Initial Public Offering on October 14, 2003. In addition to this, the interest expense on the lower capital lease balances has decreased $22,000 from the three months ended June 30, 2003 compared to the three months ended June 30, 2004.

      Accretion of Dividends and Offering Costs on Convertible Preferred Stock. Accretion of dividends and offering costs on convertible preferred stock decreased $1.6 million, or 100%, to zero in the three months ended June 30, 2004 from $1.6 million in the three months ended June 30, 2003. The decrease was primarily due to the conversion of all outstanding preferred stock into common stock upon completion of the our initial public offering on October 14, 2003. All preferred stock dividends which were accreted before October 14,

2003 were forfeited by the preferred stockholders on that date in connection with the conversion of these preferred shares to common stock. After October 14, 2003, no existing convertible preferred stock is outstanding, and accordingly there will be no further accretion of dividends and offering costs on these shares.

Six Months June 30, 2003 and 2004

      Research and Development Expense. Research and development expense increased $5.4 million, or 86%, to $11.6 million in the six months ended June 30, 2004 from $6.2 million in the six months ended June 30, 2003. Research and development expense increased primarily due to increased activities in the AI-700 Phase III clinical program, including clinical site costs, data management costs, independent clinical monitoring costs and costs of manufacturing of clinical materials. The increase in research and development costs also includes costs associated with increasing full and part-time personnel.

      The following table summarizes the primary components of our research and development expense for the six months ended June 30, 2003 and 2004. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any individual project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in aggregate in support of all research and development.

	Six Months Ended
	June 30,

	2003	2004

	(In thousands)
AI-700	$3,306	$8,133
AI-850 and AI-128	459	126
Other	570	817

Total direct costs	4,335	9,076
Facility costs and depreciation	1,776	2,123
Patent costs	137	417

Total research and development expense	$6,248	$11,616

      Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our primary research and development programs are as follows:

•	Late Stage Clinical Development Program (AI-700). Our lead product candidate, AI-700, is a cardiovascular drug for the detection of coronary heart disease. We incurred direct research and development expense for AI-700 in the six months ended June 30, 2004 of $8.1 million compared to $3.3 million in the six months ended June 30, 2003. Of these amounts, $1.6 million for the six months ended June 30, 2004 and $494,000 for the six months ended June 30, 2003 were incurred in connection with the production of clinical trial material by a third-party contract manufacturer. In 2003, we commenced clinical studies in our Phase III clinical program for AI-700, and we identified and began training additional clinical sites to be part of this Phase III clinical program. We commenced the pivotal phase studies of our Phase III clinical program at select clinical sites in December 2003. As increasing numbers of patients are enrolled in the Phase III clinical program, we anticipate incurring increased costs from professional service firms helping to support the clinical trial by providing services such as independent clinical monitoring, data acquisition and data evaluation. We also anticipate incurring increased costs related to hiring of additional research and development and clinical personnel. In addition, we anticipate incurring increased costs associated with preparation for commercial production, including the build-out of our new commercial manufacturing space.

•	Early Stage Clinical Development Programs (AI-850 and AI-128). Our initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128, are in early stages of clinical development. We incurred direct research and development expense for AI-850 and AI-128 in the six months ended June 30, 2004 of $126,000 compared to $459,000 in the six months ended June 30, 2003.

There were no contract manufacturing costs incurred in connection with these product development programs during the six months ended June 30, 2004 or for the six months ended June 30, 2003. During the three months ended June 30, 2004, we completed our Phase I clinical trials for AI-850. We anticipate that our costs associated with these clinical programs will not increase significantly until we are prepared to commence further pre-clinical and clinical testing using our own resources or through strategic collaborations.

•	Other. Other direct research and development costs primarily consist of management and preclinical evaluation of other product candidates.

      Each of our research and development programs are subject to risks and uncertainties, including the requirement to seek regulatory approvals, which are outside of our control. For example, our clinical trials may be subject to delays or rejections based on our inability to enroll patients at the rate that we expect or our inability to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. Moreover, the product candidates identified in these research and development programs, particularly our early stage programs, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from such projects could be expected to commence or the completion date of these programs. Failure to commercialize these product candidates on a timely basis could have a material adverse affect on our business, financial condition and results of operations. We may seek to establish additional collaborative relationships to help us commercialize these product candidates, but there can be no assurance that we will be successful in doing so.

      General and Administrative Expense. General and administrative expense increased $815,000, or 44%, to $2.7 million in the six months ended June 30, 2004 from $1.9 million in the six months ended June 30, 2003. The higher general and administrative expense incurred in the six months ended June 30, 2004 was principally due to the various costs of being a public company, including costs associated with investor relations, legal counsel, auditing and additional personnel. Also contributing to the higher expenses are increased activities in business development and marketing, including market research expenses.

      Stock-Based Compensation Expense. Stock-based compensation expense decreased $253,000, or 36%, to $459,000 in the six months ended June 30, 2004 from $712,000 in the six months ended June 30, 2003. Stock-based compensation expense incurred in both periods resulted principally from the vesting of stock options granted in prior periods on which deferred compensation had previously been recorded and decreased as a result of certain prior year awards becoming fully vested in the current period.

      Equity in Loss of Joint Venture. Our joint venture with Elan was terminated in September 2002. Research and development costs for pulmonary drug delivery product candidates in the six months ended June 30, 2004 and for the six months ended June 30, 2003 are included in research and development expense, as discussed above.

      Interest and Other Income (Expense). Interest and other income (expense) increased $1.3 million, or 118%, to a net income of $200,000 in the six months ended June 30, 2004 from a net expense of $1.1 million in the six months ended June 30, 2003. During these periods, interest and other income (expense) consisted of the following:

	Six Months Ended June 30,

	2003	2004

Interest income	$69,000	$201,000
Other income (expense)	(121,000)	74,000
Interest expense	(1,040,000)	(75,000)

Total, net	$(1,092,000)	$200,000

      The increase in interest income in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to higher average fund balances available for investment resulting from funds received from the initial public offering in October 2003. The decrease in interest expense in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to interest costs associated with the bridge loans of $610,000, interest paid on the subordinated loans payable of $195,000 and amortization of the discount of $108,000 in the six months ended June 30, 2003 compared to zero in the six months ended June 30, 2004. The subordinated loans were paid off in June of 2003 and the bridge loans converted into common stock upon completion of the Company’s Initial Public Offering on October 14, 2003. In addition to this, the interest expense on the lower capital lease balances has decreased $45,000 from the six months ended June 30, 2003 compared to the six months ended June 30, 2004.

      Accretion of Dividends and Offering Costs on Convertible Preferred Stock. Accretion of dividends and offering costs on convertible preferred stock decreased $3.2 million, or 100%, to zero in the six months ended June 30, 2004 from $3.2 million in the six months ended June 30, 2003. The decrease was primarily due to the conversion of all outstanding preferred stock into common stock upon completion of the our initial public offering on October 14, 2003. All preferred stock dividends which were accreted before October 14, 2003 were forfeited by the preferred stockholders on that date in connection with the conversion of these preferred shares to common stock. After October 14, 2003, no existing convertible preferred stock is outstanding, and accordingly there will be no further accretion of dividends and offering costs on these shares.

Liquidity and Capital Resources

      Historically, we have financed our business through the issuance of equity securities, debt financings and equipment leases. Our liquidity requirements have arisen primarily from research and development expenditures, equipment expenditures and payments on outstanding indebtedness. As of June 30, 2004, we had cash and cash equivalents of $38.8 million. Since our inception in July 1993 through June 30, 2004, we have raised $161.6 million through the issuance of equity securities, including $47.6 million from our initial public offering in October 2003 and the $19.4 million in convertible promissory notes which converted to common stock upon the completion of our initial public offering. As of June 30, 2004 we owed $644,000 from capital leases, $415,000 from notes payable and had commitments totaling $21.0 million for rent under our facility leases, including the lease agreement signed in July 2004 for commercial manufacturing space in Tewksbury, Massachusetts.

      During the six months ended June 30, 2004, operating activities used $12.4 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $14.5 million. This use of cash was partially offset by an increase in accrued expenses of $684,000, an increase in accounts payable of $312,000, non-cash charges for depreciation and amortization of $635,000 and non-cash charges for stock-based compensation expense of $459,000.

      During the six months ended June 30, 2004, investing activities used $3.4 million in cash. This use of cash was solely for purchases of equipment.

      During the six months ended June 30, 2004, financing activities provided $8,000 in cash. Net cash provided by financing activities during this period resulted primarily from entering in promissory notes under the equipment financing line, described below, of $424,000, proceeds from stock option exercises of $36,000 and proceeds from the sale of common stock through the Employee Stock Purchase Plan of $12,000. These proceeds were partially offset by payments on the capital leases and promissory notes of $465,000.

      In April 2004, we entered into an $8.0 million equipment financing line with an equipment financing company. Borrowings under this equipment line can be made against qualified purchases through March 2005. Such borrowings are to be secured by the qualified purchases and repaid over 36 to 48 months, depending on the nature of the equipment financed. No warrants were granted in connection with this equipment line. The $8.0 million equipment line is structured as a loan agreement. However, we may elect to borrow up to $4.0 million of this amount in the form of a capital lease. The interest rate on this facility varies depending upon whether the borrowing is in the form of a loan or lease and whether the term is 36 months or 48 months. Such interest rates are fixed at the time of each borrowing under the equipment line with such rates adjusted between borrowings based on the U.S. Federal Reserve’s Three Year and Four Year Treasury Constant Maturity Rates. The equipment line includes provisions to increase the line to $11.3 million upon the occurrence of certain defined events. As of June 30, 2004, the Company had approximately $7.6 million available for additional borrowings under this equipment line.

      In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed Danmark ApS (Nycomed) in which the Company granted Nycomed rights to develop and market AI-700 in Europe. As part of this agreement, in July 2004 Nycomed paid the Company a $4.0 million license fee and the first of eight consecutive quarterly installments of $1.0 million each. Beginning in October 2004, Nycomed is required to pay the Company the remaining seven consecutive quarterly installments of $1.0 million each. The agreement also provides for Nycomed to pay the Company up to $58.0 million in milestone payments upon achievement of certain regulatory milestones and sales goals. Under the agreement, the Company will also be paid to manufacture AI-700 for Nycomed and is entitled to royalties on Nycomed’s sales of AI-700. The Company will pay a customary fee to its financial advisor in this transaction. The fee will be comprised of cash and warrants and the total amount of such payments are dependent upon the timing and magnitude of the amounts paid by Nycomed to the Company.

      In July 2004, the Company entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. This lease has a five year, nine month term with options to extend the lease for up to two additional five-year terms at predetermined rental rates. Initially, Acusphere will receive nine months of occupancy free of base rent, followed by base rent of approximately $400,000 for the next twelve months with scheduled annual rental rate increases thereafter. An initial security deposit of $1.0 million is required as part of the lease, subject to reduction upon the Company making certain tenant improvements and the installation of equipment in the facility.

      In July 2004, the Company entered into definitive purchase agreements with institutional and accredited investors for a $21.5 million private placement of up to 3,440,000 newly issued shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 688,000 shares of common stock at an exercise price of $8.50 per share. In August 2004, a partial closing of this private placement was consummated, resulting in aggregate gross proceeds to the Company of approximately $17.9 million and the issuance of 2,865,522 shares of common stock and warrants to purchase up to an additional 573,105 shares of common stock.

      A second and final closing of this private financing will occur subject to receiving shareholder approval in accordance with Nasdaq marketplace rules and customary closing conditions. The second closing is expected to occur later in 2004 and would result in aggregate gross proceeds to the Company of approximately $3.6 million and the issuance of 574,478 shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 114,895 shares of common stock at an exercise price of $8.50 per share.

      Net proceeds from the financing are expected to be used to further fund the development program for AI-700 and for working capital and general corporate purposes.

      The shares of common stock and warrants sold in the private placement have not been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from these registration requirements. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issued in the private placement and the shares of common stock issued upon exercise of the warrants.

      We believe, based on our operating plans, that our existing resources, including scheduled proceeds from Nycomed and from our $21.5 million private financing, will be sufficient to fund our planned operations, including increases in spending for our AI-700 Phase III clinical program, through 2005. However, over the next several months and years we may require significant additional funds to develop, conduct clinical trials, achieve regulatory approvals, build-out commercial manufacturing space and, subject to regulatory approval, commercially launch AI-700, our other product candidates under development and future product candidates. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical trials and the size and timing of creating expanded manufacturing capabilities. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. We do not expect to generate significant revenues, other than possible license or milestone payments, from commercial sale of our products unless or until we or current or potential partners complete clinical trials for our products and receive marketing approval from the applicable regulatory authorities. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Contractual Obligations

      The following table summarizes our contractual obligations as of June 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period

	Total		2005	2007	2009
	Obligations	Remainder	through	through	through	After
	All Years	of 2004	2006	2008	2010	2010

	(In thousands)
Capital lease obligations	$644	$439	$205	$—	$—	$—
Operating lease obligations	20,974	1,073	5,239	5,911	6,022	2,729
Notes payable	415	42	106	117	103	47
Purchase orders for capital equipment	5,063	3,578	1,485	—	—	—

Total contractual cash obligations	$27,096	$5,132	$7,035	$6,028	$6,125	$2,776

      The operating lease obligations in the table above include the lease agreement for commercial manufacturing space in Tewksbury, Massachusetts that was entered into in July 2004.

      As of June 30, 2004, we have entered into purchase orders for capital equipment which total approximately $8.0 million. Against these purchase orders we have paid approximately $2.9 million in deposits. The table above reflects the remaining amounts due on these purchase orders.

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

      We are focused on product development and we have not generated any revenues to date. We have incurred losses each year of our operations and we expect to continue to incur operating losses for the next several years. The process of developing our products requires significant clinical, development and laboratory testing and clinical trials as well as regulatory approvals. In addition, commercialization of our product candidates will require us to establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years. As of June 30, 2004, our cumulative net loss was $130.0 million.

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

      We cannot be certain that we will obtain any regulatory approvals in other countries and the failure to obtain these approvals may materially adversely affect our business, financial condition and results of operations. In order to market our products outside of the United States, we and our current, and potential future, collaborative partners must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. The approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with obtaining FDA approval detailed above. Approval by the FDA does not ensure approval by the regulatory authorities of other countries. In addition, many countries outside the United States require a separate review process prior to marketing to determine whether their national health insurance scheme will pay for newly approved products, as well as the price which may be charged for a product.

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

      We will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, marketing and sales capabilities. Our future capital requirements will depend on many factors, including:

•	the progress of pre-clinical development and laboratory testing and clinical trials;

•	the timing and size to which we expand our manufacturing capabilities;

•	the time and costs involved in obtaining regulatory approvals;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and

•	the establishment of selected strategic alliances and activities required for product commercialization.

We intend to seek additional funding through strategic collaborations and may seek funding through private or public sales of our securities or by licensing all or a portion of our technology. This funding may significantly dilute existing stockholders or may limit our rights to our technology.

      In July 2004, we entered into definitive purchase agreements with institutional and accredited investors for a $21.5 million private placement of up to 3,440,000 newly issued shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 688,000 shares of common stock at an exercise price of $8.50 per share. In August 2004, a partial closing of this private placement was consummated, resulting in aggregate gross proceeds to the Company of approximately $17.9 million and the issuance of 2,865,522 shares of common stock and warrants to purchase up to an additional 573,105 shares of common stock. A second and final closing of this private financing would result in aggregate gross proceeds to the Company of approximately $3.6 million and the issuance of 574,478 shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 114,895 shares of common stock at an exercise price of $8.50 per share. This second and final closing will occur only upon receiving shareholder approval in accordance with Nasdaq marketplace rules and satisfaction of customary closing conditions, including the absence of any material adverse event affecting Acusphere. We can not assure you that we will receive shareholder approval for this second closing, or that all of the other closing conditions, such as the absence of a material adverse event affecting Acusphere, will be satisfied. Failure to satisfy all of these closing conditions would prevent us from consummating this second closing, which would have a material adverse impact on our financial condition.

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

We have never manufactured any of our product candidates in commercial quantities, and if we fail to develop an effective manufacturing capability for our products, including our lead product candidate AI-700, we may be unable to commercialize these products.

      We have no experience in manufacturing our products for commercial use and limited experience in designing equipment for the manufacture of our products. We intend to create and qualify a commercial manufacturing facility in Tewksbury, Massachusetts and to demonstrate that we can produce AI-700 at a commercial manufacturing scale prior to our filing of a NDA for AI-700 and, subject to required regulatory approvals, we intend to manufacture AI-700 in this facility for commercial use. We can not assure you that we will be able to successfully manufacture our products in sufficient quantities for commercial sale, or obtain the necessary regulatory approvals for such commercial manufacture, at all or in a timely or economical manner. Our intention to manufacture AI-700 or other products exposes us to the following risks, any of which could delay or prevent the approval of our products by the FDA or corresponding state and foreign agencies, or the commercialization of our products, or result in higher costs or inability to meet demand for AI-700 leading to potential revenue loss, and any of which would have a material adverse impact on our business, financial condition and results of operations.

•	Manufacturers often encounter difficulties in achieving volume production, quality control and quality assurance. Accordingly, we might not be able to manufacture sufficient quantities of drugs to meet our clinical schedules or to commercialize our products.

•	Manufacturers are obliged to manufacture in highly controlled environments and to operate in accordance with FDA and international mandated current good manufacturing practices, or cGMPs. For our clinical trials we have relied on contract manufacturers for such facilities and cGMP compliance. In July 2004, we entered into a lease for a facility in Tewksbury, Massachusetts that we intend to convert into a commercial manufacturing facility for AI-700. Creation and qualification of a commercial manufacturing environment requires significant expertise and capital resources, including the development of advanced manufacturing techniques and process controls and is subject to local and state planning approvals. Manufacturers of pharmaceutical products often encounter difficulties in constructing and qualifying new manufacturing facilities and in production, especially in scaling-up initial production. A failure within this new facility to establish and follow cGMPs and to document adherence to such practices may lead to significant delays in the availability of material for our NDA filing or commercial production for AI-700 and may delay or prevent filing or approval of marketing applications for our products or the ability to continue to manufacture the products. Any such delays would further require us to continue to operate this facility and incur related costs.

•	For each of our current product candidates we will initially rely on a single commercial manufacturing site, directly or through a contract manufacturer, without the backup of a second site that is qualified for commercial manufacture of the product. Qualification of another manufacturing site can be expensive and time consuming. Prior to using product from a new manufacturing site, we must demonstrate that the specifications for the product are consistent with the specifications for the product as it was manufactured at a prior qualified site or we must clinically or otherwise demonstrate that the safety and efficacy of the product produced in the new manufacturing site is consistent with the product as it was manufactured at the prior site. Demonstrating such consistency may be difficult, expensive or time consuming. In addition, before we would be able to produce product for clinical use at a new facility, it will have to undergo a pre-approval inspection by the FDA and corresponding state and foreign agencies. Once approved, drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. Failure to maintain compliance with cGMP or with safety or environmental regulations could result in penalties, product recalls or restrictions on the use of the manufacturing site.

      Under the terms of our collaboration agreement with Nycomed, we are responsible for the commercial manufacture of AI-700 for marketing and sale by Nycomed in Europe. Failure to manufacture AI-700 in a timely manner or on an economic basis, or in sufficient quantities, could jeopardize our relationship with Nycomed. We do not currently have a European sales force, nor do we have experience with regard to the commercialization, marketing, sale or distribution of pharmaceutical products in Europe, and we rely entirely on Nycomed for this expertise. Any termination of our relationship with Nycomed would have a material adverse impact on our business, financial condition and results of operations.

If third-party manufacturers of our products fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials may be delayed and our costs may rise.

      We may rely substantially on third-party contract manufacturers to supply, store and distribute our potential products for our clinical trials and other development needs. Our reliance on these third-party manufacturers will expose us to the following risks, any of which could delay or prevent the completion of our clinical trials, the approval of our products by the FDA, or the commercialization of our products, result in higher costs, or deprive us of additional product candidates, and any of which would have a material adverse impact on our business, financial condition and results of operations.

•	Contract manufacturers often encounter difficulties in achieving volume production, quality control and quality assurance, as well as shortages of qualified personnel. Accordingly, a manufacturer might not be able to manufacture sufficient quantities of drugs to meet our clinical schedules.

•	Contract manufacturers are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs. A failure of these contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in the availability of material for clinical study and may delay or prevent filing or approval of marketing applications for our products.

•	For each of our current product candidates we will initially rely on a single manufacturer. Changing these or future manufacturers may be difficult and the number of potential manufacturers is limited. Changing manufacturers may require re-validation of the manufacturing processes and procedures in accordance with FDA-mandated cGMPs. Such re-validation may be costly and time-consuming. It may be difficult or impossible for us to find replacement manufacturers on acceptable terms quickly, or at all.

•	Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to produce, store and distribute our products successfully. Our manufacturing levels, while important to us, can represent relatively small fractions of the overall business of most qualified contract manufactures. As a result, the contract manufactures may not provide us with the attention that we need or may be unwilling to adapt to necessary changes in our manufacturing requirements.

      Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. While we are obligated to audit the performance of third party contractors, we do not have control over our third-party manufacturers’ compliance with these regulations and standards. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

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

      If we receive regulatory approval to commence commercial sales of any of our products, we will face competition with respect to commercial sales, marketing and distribution. These are areas in which we have no experience. To market any of our products directly, we must develop a direct marketing and sales force with technical expertise and supporting distribution capability. Alternatively, we may engage a pharmaceutical or other healthcare company with an existing distribution system and direct sales force to assist us. There can be no assurance that we will successfully establish sales and distribution capabilities either on our own or in collaboration with third parties or gain market acceptance for our products. To the extent we have or will enter co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties and there can be no assurance that our efforts will succeed.

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

      We will rely on a number of significant collaborative relationships with pharmaceutical or other healthcare companies for our manufacturing, research funding, clinical development and/or sales and marketing performance. Reliance on collaborative relationships poses a number of risks, including the following:

•	we cannot effectively control whether our corporate partners will devote sufficient resources to our programs or product candidates;

•	disputes may arise in the future with respect to the ownership of rights to technology developed with collaborators;

•	disagreements with collaborators could delay or terminate the research and development, regulatory approval or commercialization of product candidates, or result in litigation or arbitration;

•	corporate partners may have considerable discretion in electing whether to pursue the development of any additional product candidates and may pursue technologies or products either on their own or in collaboration with our competitors; and

•	collaborators with marketing rights may choose to devote fewer resources to the marketing of our product candidates than they do to product candidates of their own development.

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

      In July 2004, we entered into a collaboration, license and supply agreement with Nycomed in which we granted Nycomed rights to develop and market AI-700 in Europe. There can be no assurance that the regulatory goals, sales targets and other objectives of this agreement will be achieved. Failure to achieve these goals, targets and objectives would result in our inability to receive license, milestone, royalty and other payments under this agreement, which would have a material adverse impact on our business, financial condition and results of operations.

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

•	AI-700, our ultrasound contrast agent and lead product candidate, if approved for marketing and sale, will compete with nuclear stress tests, the current standard of care in myocardial perfusion imaging. Nuclear contrast agents that are approved for use in myocardial perfusion imaging include products marketed by Amersham, Bristol-Myers Squibb and Tyco International. In addition, Amersham, Bristol-Myers Squibb and Imcor have developed ultrasound contrast agents that have been approved by the FDA for resting wall motion studies, and in the future they may seek to broaden their products to include stress echo and myocardial perfusion assessment. Moreover, we are aware that other companies, such as Bracco, are developing ultrasound contrast agents for wall imaging and for radiology applications, and that Point Biomedical is developing an ultrasound contrast agent specifically for myocardial perfusion imaging. In March 2004, Point announced that it had recently completed two pivotal Phase III trials for this contrast agent and plans to file an NDA with the FDA later this year. Finally, some cardiologists may find it satisfactory to use stress echo without contrast for the detection of coronary heart disease.

•	AI-850, our reformulation of paclitaxel, if approved for marketing and sale, will also face intense competition from companies such as American Pharmaceutical Partners, NeoPharm and Sonus Pharmaceuticals, which are applying significant resources and expertise to developing reformulations of paclitaxel for intravenous delivery. Other companies, such as Cell Therapeutics, are developing new chemical entities that involve paclitaxel conjugated, or chemically bound, to another chemical.

•	AI-128, our sustained release formulation of an asthma drug, if approved for marketing and sale, will also face intense competition. Companies such as Alkermes possess technology that may be suitable for sustained release pulmonary drug delivery and may have competitive programs that have not been

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

      We depend on the principal members of our scientific and management staff. The loss of any of these principal members’ services might significantly delay or prevent the achievement of research, development or business objectives and could materially adversely affect our business, financial condition and results of operations. We do not maintain key person life insurance on any of these principal members. We do not have employment contracts with any of these principal members.

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

      In the future, we expect to develop operations outside the United States in order to market and distribute our products. Regardless of the extent to which we seek to develop these operations ourselves or in collaboration with others, we cannot be sure that our international efforts will be successful. Any expansion into international markets will require additional resources and management attention and will subject us to new business risks. These risks could lower the prices at which we can sell our products or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect any international operations are:

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

      We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in harm to others. This risk exists in clinical trials as well as in commercial distribution. In addition, the pharmaceutical and biotechnology industries in general have been subject to significant medical malpractice litigation. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Furthermore, product liability claims, regardless of their merits, could be costly and divert our management’s attention from other business concerns, or adversely affect our reputation and the demand for our products. Although we maintain product liability insurance, we cannot be certain that this coverage will be adequate or that it will continue to be available to us on acceptable terms.

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

      We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, and we spent approximately $14,000 in the six months ended June 30, 2004 to dispose of these hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

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

      The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. Upon the completion of our initial public offering on October 14, 2004, approximately 74% of our outstanding common stock was held by private investors, officers, employees and directors who acquired their shares prior to the initial public offering. Many of these shareholders, in connection with the initial public offering, were subject to lock-up agreements. Prohibitions on selling shares under these lock-up agreements expired on April 4, 2004.

Our directors and management will exercise significant control over our company.

      Our directors and executive officers and their affiliates collectively control approximately 27.3% of our outstanding common stock, excluding unexercised options and warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have not used derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of June 30, 2004 (the “Evaluation Date”), the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

      During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                       OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) In July 2004, the Company entered into definitive purchase agreements with institutional and accredited investors for a $21.5 million private placement of up to 3,440,000 newly issued shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 688,000 shares of common stock at an exercise price of $8.50 per share. In August 2004, a partial closing of this private placement was consummated, resulting in aggregate gross proceeds to the Company of approximately $17.9 million and the issuance of 2,865,522 shares of common stock and warrants to purchase up to an additional 573,105 shares of common stock.

      A second and final closing of this private financing will occur subject to receiving shareholder approval in accordance with Nasdaq marketplace rules and customary closing conditions. The second closing is expected to occur later in 2004 and would result in aggregate gross proceeds to the Company of approximately $3.6 million and the issuance of 574,478 shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 114,895 shares of common stock at an exercise price of $8.50 per share.

      Net proceeds from the financing are expected to be used to further fund the development program for AI-700 and for working capital and general corporate purposes.

      The shares of common stock and warrants sold in the private placement have not been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from these registration requirements. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issued in the private placement and the shares of common stock issued upon exercise of the warrants.

      (b) On October 14, 2003, we closed the sale of an aggregate of 3,750,000 shares of our common stock, $0.01 par value, in our initial public offering at a price to the public of $14.00 per share. The managing underwriters in the offering were SG Cowen Securities Corporation, Thomas Weisel Partners LLC, U.S. Bancorp Piper Jaffray and Friedman Billings Ramsey. All of the shares of common stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-106725) that was declared effective by the SEC on October 7, 2003 and a Registration Statement filed pursuant to Rule 424(b) under the Securities Act that was filed on October 8, 2003 (Reg. No. 333-106725). The offering commenced on October 7, 2003 and did not terminate until after the sale of all of the securities registered in the Registration Statement. As part of the initial public offering, we granted the several underwriters an overallotment option to purchase up to an additional 562,500 shares of our common stock from us. The underwriters did not exercise the overallotment option. There were no selling stockholders in the offering.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company’s Annual Meeting of Stockholders held on June 10, 2004, the stockholders approved the following:

      Elected one person to serve as a Class I director as follows:

Director	Votes For	Votes Withheld

Sherri C. Oberg	10,345,151	54,850

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

      (b) Reports on Form 8-K:

      On May 6, 2004, we furnished with the Securities and Exchange Commission a Current Report on Form 8-K reporting the public dissemination of a press release announcing our financial results for the first quarter of 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of August 2004.

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