Form 10-Q
period 2004-09-30
ACUSPHERE INC
filed 2004-11-12
CIK 1115143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

(617) 648-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of November 9, 2004 there were 17,802,288 shares of the registrant’s common stock, $.01 par value per share, outstanding.

ACUSPHERE, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2004

CONTENTS

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets (Unaudited): December 31, 2003 and September 30, 2004
Consolidated Statements of Operations (Unaudited): Three and Nine Months ended September 30, 2003 and 2004
Consolidated Statements of Cash Flows (Unaudited): Nine Months ended September 30, 2003 and 2004
Notes to Consolidated Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4. Controls and Procedures
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signature

PART I: FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2003	September 30, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,562,378	$51,037,548
Other current assets	712,673	823,511
Total current assets	55,275,051	51,861,059
PROPERTY AND EQUIPMENT, At cost:
Property and equipment (Note 5)	9,959,855	16,532,373
Less accumulated depreciation and amortization	7,935,450	8,788,086
Property and equipment, net	2,024,405	7,744,287
OTHER ASSETS	1,624,797	1,523,868
TOTAL	$58,924,253	$61,129,214
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations (Note 7)	$884,799	$592,910
Current portion of deferred revenue	—	3,428,571
Accounts payable	1,519,981	2,317,199
Accrued expenses	1,939,012	2,722,824
Total current liabilities	4,343,792	9,061,504
LONG-TERM LIABILITIES:
Long-term obligations, net of current portion	205,418	522,887
Deferred revenue, net of current portion	—	714,286
Total long-term liabilities	205,418	1,237,173
COMMITMENTS
REDEEMABLE CONVERTIBLE PREFERRED STOCK, authorized, 5,000,000 shares as of December 31, 2003 and September 30, 2004; no shares issued and outstanding as of December 31, 2003 and September 30, 2004	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; authorized, 98,500,000 shares as of December 31, 2003 and September 30, 2004; issued and outstanding 14,294,533 shares as of December 31, 2003 and 17,225,927 shares as of September 30, 2004	142,945	172,260
Additional paid-in capital	201,422,784	218,153,289
Deferred stock-based compensation	(1,723,229)	(1,165,144)
Accumulated deficit	(145,467,457)	(166,329,868)
Total stockholders’ equity	54,375,043	50,830,537
TOTAL	$58,924,253	$61,129,214

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
COLLABORATION REVENUE	$—	$857,143	$—	$857,143
OPERATING EXPENSES:
Research and development(1)	3,376,467	5,696,622	9,624,782	17,312,511
General and administrative(1)	916,449	1,358,482	2,770,857	4,028,004
Stock-based compensation	359,975	243,159	1,071,788	702,211
Total operating expenses	4,652,891	7,298,263	13,467,427	22,042,726

Interest income	30,817	148,673	99,927	350,207
Other income (expense)	37,500	(6)	(83,708)	74,262
Interest expense	(699,997)	(26,187)	(1,740,005)	(101,298)
NET LOSS	(5,284,571)	(6,318,640)	(15,191,213)	(20,862,412)
Accretion of dividends and offering costs on preferred stock	(1,424,853)	—	(4,659,798)	—
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(6,709,424)	$(6,318,640)	$(19,851,011)	$(20,862,412)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE —
Basic and diluted	$(3.42)	$(0.39)	$(13.59)	$(1.40)
WEIGHTED-AVERAGE SHARES OUTSTANDING —
Basic and diluted	1,964,203	16,155,990	1,460,946	14,917,465

(1):	Excludes stock-based compensation as follows
	Research and development	$161,829	$88,257	$486,857	$267,786
	General and administrative	198,146	154,902	584,931	434,425
		$359,975	$243,159	$1,071,788	$702,211

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,191,213)	$(20,862,412)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	1,071,788	702,211
Depreciation and amortization	1,411,515	942,100
Noncash interest expense	586,278	38,698
Noncash rent expense	40,230	116,401
Noncash amortization of deferred revenue	—	(857,143)

Changes in operating assets and liabilities:
Deferred revenue	—	5,000,000
Other current assets	(4,910)	(52,834)
Accounts payable	263,429	797,217
Accrued expenses	871,279	707,640
Net cash used in operating activities	(10,951,604)	(13,468,122)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(309,464)	(6,601,787)
Increase in other assets	(687,937)	(82,500)
Maturities of short-term investments	(1,802,213)	—
Net cash used in investing activities	(2,799,614)	(6,684,287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(4,174,086)	(720,031)
Proceeds from long-term obligations	19,440,342	731,913
Net proceeds from sale of common stock in private placement	—	16,519,646
Net proceeds from exercise of stock options	67,024	71,603
Proceeds from issuance of common stock from employee stock purchase plan	—	24,448
Net cash provided by financing activities	15,333,280	16,627,579
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,582,062	(3,524,830)
CASH AND CASH EQUIVALENTS — Beginning of period	7,796,238	54,562,378
CASH AND CASH EQUIVALENTS — End of period	$9,378,300	$51,037,548

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements include revenue recognition, accrued expenses and valuation of stock-based compensation.

The Company emerged from development stage in July 2004 upon the commencement of its collaboration agreement with Nycomed Danmark ApS (Nycomed).  Accordingly, the Company has removed the cumulative since inception disclosures from the consolidated statements of operations and cash flows.

2.  Revenue Recognition

The three months ended September 30, 2004 is the first period in which the Company has recognized revenue. The Company recognizes revenue from license arrangements in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and FASB Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Company recognizes revenue from license payments not tied to achieving a specific performance milestone ratably over the period over which the Company is obligated to perform services. The period over which the Company is obligated to perform services is estimated based on available facts and circumstances. The Company recognizes revenue from performance payments, when such performance is substantially in the Company’s control and when the Company believes that completion of such performance is reasonably probable, ratably over the period over which the Company estimates that it will perform such performance obligations. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone when performance of such milestone is contingent on performance by others or for which achievement can not be reasonably estimated or assured, are recognized as revenue when the milestone is achieved and the related payment is due, provided that there is no substantial future service obligation associated with the milestone. The Company does not recognize revenue in connection with license arrangements until payments are collected or due and reasonably assured of being collected. In addition, the Company does not recognize revenue in circumstances where the arrangement includes a refund provision until the refund condition is no longer applicable unless, in the Company’s judgment, the refund circumstances are within its operating control and unlikely to occur.  Payments received in advance of being recognized as revenue are deferred.

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

Stock options granted during 2004 were as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share
For the three months ended:
March 31, 2004	541,139	$8.50-9.60	$9.08
June 30, 2004	153,600	$6.12-7.85	$6.49
September 30, 2004	73,000	$6.01-8.07	$6.60

The stock options granted in 2004 were granted at fair market value on the date of grant.

If the compensation cost for grants issued during the current and prior periods had been determined consistent with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” using the fair value method, pro forma net loss and net loss per share would have been the following:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Applicable to common stockholders:
Net loss — as reported	$(6,709,424)	$(6,318,640)	$(19,851,011)	$(20,862,412)
Add: Stock-based employee compensation expense included in reported net loss	303,327	193,234	907,778	583,276
Deduct: Stock-based employee compensation expense determined under fair value method	(325,297)	(456,405)	(1,333,761)	(1,328,619)
Net loss — proforma	$(6,731,394)	$(6,581,811)	$(20,276,994)	$(21,607,755)
Net loss per common share (basic and diluted):
As reported	$(3.42)	$(0.39)	$(13.59)	$(1.40)
Pro forma	$(3.43)	$(0.41)	$(13.88)	$(1.45)

4.  Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, which consist of redeemable convertible preferred stock prior to 2004, stock options, warrants, and restricted common stock that are not included in the diluted net loss per share calculation, aggregated 7,968,530 and 3,006,755 as of September 30, 2003 and 2004, respectively.

The following table reconciles weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Weighted-average common shares Outstanding	1,978,800	16,164,010	1,465,474	14,927,069
Less weighted-average unvested restricted common shares Outstanding	(14,597)	(8,020)	(4,528)	(9,604)
Basic and diluted weighted-average common shares outstanding	1,964,203	16,155,990	1,460,946	14,917,465

5.  Property and Equipment

Property and equipment at cost consist of the following:

	As of:
	December 31, 2003	September 30, 2004
Equipment	$9,655,685	$10,336,997
Furniture and fixtures	181,665	198,367
Leasehold improvements	122,505	139,997
Deposits on equipment purchases	—	5,857,012
Total property and equipment	$9,959,855	$16,532,373

Deposits on equipment purchases represent progress payments for long-lead time capital equipment purchases, the majority of which are associated with development and expansion of the Company’s manufacturing operations for AI-700.

6.        Deferred Revenue

 In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed in which the Company granted Nycomed rights to develop and market AI-700 in Europe. As part of this agreement, in July 2004 Nycomed paid the Company a $4.0 million license fee and the first of eight consecutive quarterly installments of $1.0 million each for the Company’s research and development efforts. As of September 30, 2004, the Company recognized $857,000 in revenue reflecting an estimated period of forty-two months over which the $12 million in payments are earned, and $4.1 million of such payments were reported by the Company as deferred revenue.

7.  Long-term Obligations

The carrying value of long-term obligations was as follows:

	As of:
	December 31, 2003	September 30, 2004
Capital lease obligations	$1,090,217	$418,119
Notes payable	—	697,678
	1,090,217	1,115,797
Less current maturities	884,799	592,910
Long-term obligations, net	$205,418	$522,887

Long-term obligations, including current maturities, outstanding as of September 30, 2004 consisted of capital equipment leased under various capital lease arrangements and promissory notes under the equipment financing line, described below. Monthly payments under the capital lease obligations mature through April 2005.

In April 2004, the Company entered into an equipment financing line with an equipment financing company. In August 2004, the amount of this equipment financing line increased from $8.0 million to $11.3 million.  Borrowings under this equipment line can be made against qualified purchases approved by the equipment financing company through March 2005. Such borrowings are to be secured by the qualified purchases and repaid over 36 to 48 months, depending on the nature of the equipment financed. No warrants have been granted in connection with this equipment line. The $11.3 million equipment line is structured as a loan agreement. However, the Company may elect to borrow up to $4.0 million of this amount in the form of a capital lease. The interest rate on this facility varies depending upon whether the borrowing is in the form of a loan or lease and whether the term is 36 months or 48 months. Such interest rates are fixed at the time of each borrowing under the equipment line with such rates adjusted between borrowings based on the U.S. Federal Reserve’s Three Year and Four Year Treasury Constant Maturity Rates. The loans under this financing line are subject to acceleration upon the happening of certain customary events of default, including failure to timely pay principal and interest. As of September 30, 2004, the Company has approximately $10.6 million available in additional borrowings under this equipment line. Monthly payments for the amounts outstanding under the equipment financing line mature through September 2008.

In August 2004, the Company entered into a loan with MassDevelopment under which up to $2.0 million of financing is available upon completion by the Company of certain tenant improvements to its commercial manufacturing facility in Tewksbury, Massachusetts. Interest shall accrue under the loan at 5.0% per annum with retroactive adjustments to 9% upon reaching certain defined earning levels. The repayment of principal and accrued interest will coincide with the term of the Tewksbury lease which has a five-year, nine-month term with options to extend the lease for up to two additional five-year terms. No payments are due under the loan for the first twenty-four months. Accrued and unpaid interest during this twenty-four month period shall be compounded and principal and interest shall be repaid on a monthly basis thereafter such that the total amount outstanding shall fully amortize over the balance of the term in equal installments. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. The loan, if utilized, would be secured by certain of the tenant improvements to be made at the Tewksbury facility. As of September 30, 2004, the Company has $2.0 million available to borrow under this financing arrangement, subject to the Company providing evidence that it has spent at least $2.0 million to make improvements to its commercial manufacturing facility.

8.  Stockholders’ Equity

In July 2004, the Company entered into definitive purchase agreements with institutional and accredited investors for a $21.5 million private placement of up to 3,440,000 newly issued shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 688,000 shares of common stock at an exercise price of $8.50 per share. In August 2004, a partial closing of this private placement was consummated, resulting in aggregate gross proceeds to the Company of approximately $17.9 million (net proceeds of approximately $16.5 million) and the issuance of 2,865,522 shares of common stock and warrants to purchase up to an additional 573,105 shares of common stock.

As of September 30, 2004, there were 1,166,879 shares of common stock reserved for outstanding stock options previously issued under the Company’s 1994 Stock Plan and 685,455 shares common stock reserved for outstanding stock options issued under the 2003 Stock Option and Incentive Plan and 1,146,947 shares of common stock reserved for outstanding warrants for the purchase of common stock.

9.  Subsequent Events

In October 2004, the Company completed the second and final closing of a $21.5 million private financing resulting in aggregate gross proceeds to the Company of approximately $3.6 million (net proceeds of approximately $3.2 million) and the issuance of 574,478 shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 114,895 shares of common stock at an exercise price of $8.50 per share.   Net proceeds from the financing are expected to be used to further fund the development program for AI-700 and for working capital and general corporate purposes.

On November 11, 2004, the Company entered into an agency procurement agreement with Parsons Commercial Technology, Inc. (“Parsons”) authorizing Parsons to procure as agent to the Company, during the period ending December 10, 2004, manufacturing and other equipment in connection with the build-out of the commercial manufacturing facility in Tewksbury, Massachusetts.  The total estimated value of equipment to be purchased under this agreement is $3.9 million.

On November 11, 2004, the Company entered into an engineering and construction management services agreement with Parsons authorizing Parsons to perform on behalf of the Company, during the period ending December 10, 2004, engineering, design and construction management services in connection with the build-out of the commercial manufacturing facility in Tewksbury, Massachusetts.  The total value of this contract is $5.6 million.

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

Forward-looking statements made in connection with this Form 10-Q include, but are not limited to our estimates of expenses, staffing and capital requirements and our need and abilities to raise additional financing; statements regarding our recent private financing; timing of our clinical trials and regulatory milestones for AI-700; collaborative relationships and related license, development, milestone, manufacturing, royalty and other payments; research and development of and commercial prospects for our various product candidates; and our manufacturing capabilities and timing of manufacturing production for our product candidates, including statements concerning our new commercial manufacturing space and related build-out.

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

Overview

We are a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using our proprietary porous microparticle technology. We are focused on developing proprietary drugs that can offer significant benefits such as improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. Our three initial product candidates are designed to address large unmet clinical needs within cardiology, oncology and asthma. Our lead product candidate is a cardiovascular drug in Phase III clinical development for the detection of coronary heart disease, the leading cause of death in the United States.

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

We have incurred significant operating losses to develop our product candidates and we anticipate continuing to incur significant operating losses in the coming years to develop our product candidates. In particular, we expect to incur significant additional expenses and experience other significant capital requirements for the conduct of our Phase III clinical program for AI-700 and to complete the build-out and qualification, of a manufacturing facility for the initial commercial manufacture of AI-700.

 During the quarter ended September 30, 2004, we began to recognize revenues derived from our collaboration with Nycomed.  Prior to achieving regulatory approval to market and sell AI-700, we anticipate that revenues from this Europe-focused collaboration will be a small fraction of the overall cost of developing AI-700 for worldwide use. Since our inception, we have funded our operations primarily through private and public placements of equity securities, equipment-backed financings and other debt financings.

AI-700 Clinical Trial Update

Our Phase III program for AI-700 commenced in 2003 under a U.S. Investigational New Drug application (“IND”) and in compliance with applicable European regulatory requirements. The Phase III clinical plan provides for a two-part program consisting of a pilot phase, which is designed to qualify and train new investigators and has been completed by the majority of the clinical sites, and two multi-center pivotal trials each for approximately 300 patients with suspected coronary heart disease. The Phase III pilot and pivotal phase studies are taking place at clinical sites in North America, Europe and Australia with data from the trials intended for submission to U.S. and European regulatory authorities. We have cumulatively enrolled over 200 patients in the Phase III program. The endpoints for the trials are sensitivity and specificity in comparison to nuclear stress testing, angiography or clinical outcome.

We aim to cumulatively enroll 300 patients in the Phase III program by the end of 2004 and to complete enrollment in the Phase III program by the end of 2005. Our New Drug Application (“NDA”) filing for AI-700 is planned for 2006, following the build-out and qualification of our commercial manufacturing facility. Although these projected enrollment rates, milestones and target completion dates reflect our current plans, we cannot assure you that we will complete these activities on this schedule, if at all.

European Collaboration Agreement

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed pursuant to which we granted Nycomed rights to develop and market AI-700 in Europe. As part of the Agreement, Nycomed has agreed to provide up to $70 million in license fees, research and development funding, and milestone payments, including $12 million in payments over the first two years. These near-term payments include $4 million in upfront license fees and $8 million in research and development funding payable in eight equal quarterly installments. The remaining $58 million in milestone payments are related to regulatory approvals and achievement of certain sales goals. In addition, we will be paid to manufacture the product for Nycomed and will receive royalties on Nycomed’s sales of AI-700. Nycomed will be responsible for sales, marketing and the regulatory submissions required for marketing throughout its sales territory, which includes the member states of the European Union, as well as Russia/CIS and Turkey.

The agreement is subject to termination provisions.  Under certain of these termination provisions, if the Company fails in any material respect to use all commercially reasonable efforts to carry out referenced obligations under the agreement, we would be obligated to pay Nycomed liquidated damages of up to $12 million.  We plan to carry out all of these obligations, which we believe are in our control.  There can be no assurance that termination of this agreement will not occur or that such termination would not result in the Company incurring liquidated damages of up to $12 million.

Patent Update

During 2004, we were issued three additional U.S. patents as follows:

U.S. Patent No.	Date Issued	Expiration Date	Subject
6,689,390	February 10, 2004	February 22, 2019	Matrices Formed of Polymer and Hydrophobic Compounds for Use in Drug Delivery
6,730,322	May 4, 2004	February 22, 2019	Matrices Formed of Polymer and Hydrophobic Compounds for Use in Drug Delivery
6,800,297	October 5, 2004	November 4, 2019	Porous COX-2 Matrices and Methods of Manufacture Thereof

As of November 9, 2004, we owned sixteen issued U.S. patents and fifteen U.S. patent applications. We also own a number of pending international and foreign patent applications corresponding to these U.S. patents and applications.  We charge all patent-related expenses to operations as incurred.

Financial Operations Overview

Revenue.  Our product candidates are not yet approved for marketing or sale. Beginning in July 2004, we received fees from a collaborative arrangement with Nycomed. A portion of these fees were recognized as revenue in the quarter ending September 30, 2004. In the future, in addition to earning additional revenue under our collaborative arrangement with Nycomed, we will seek to generate revenue from a combination of product sales, up-front or milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our products and intellectual property and manufacturing revenue.

Research and Development Expense.  Research and development expense consists of expenses incurred in developing and testing product candidates, including costs associated with manufacturing product candidates. Research and development expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop and manufacture our products, costs of facilities and the legal costs of pursuing patent protection on select elements of our intellectual property. We expense research and development costs, including patent related costs, as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. Development programs for later stage product candidates, such as AI-700, tend to cost more than earlier stage programs due to the length and the number of patients enrolled in clinical trials for later stage programs and due to costs of scaling production to commercial scale.

General and Administrative Expense.  General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology, business development and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

Stock-Based Compensation Expense.  Stock-based compensation expense, which is a non-cash charge, results principally from stock option grants to our employees at exercise prices deemed for accounting purposes to be below the fair market value of our stock on the date the stock options were granted (“fixed awards”). Prior to our initial public offering, which closed on October 14, 2003, we granted certain stock options for which the exercise prices were deemed for accounting purposes to be below the fair value of the underlying common stock resulting in our recording stock-based compensation expense associated with such grants. Stock-based compensation expense is also recorded for stock option grants to non-employees and for restricted stock grants provided to directors and advisors in lieu of cash compensation. Deferred compensation on fixed awards is amortized as a charge to operations over the vesting periods of the options and grants, subject to adjustment for forfeiture during the vesting period. As of September 30, 2004, we deferred $1.2 million in stock-based compensation.

Interest and Other Income (Expense).  Interest income consists of interest earned on our cash, and cash equivalents. Interest expense consists of interest incurred on equipment leases and on debt financings.

Accretion of Dividends and Offering Costs on Convertible Preferred Stock.  Accretion of dividends and offering costs on convertible preferred stock primarily consists of dividends on convertible preferred stock. Prior to conversion of convertible preferred stock to common stock, which occurred on October 14, 2003 upon the completion of our initial public offering, our convertible preferred stock was entitled to accretion of dividends, the amount of which decreased the amount of stockholders’ equity available to common stockholders and effectively increases the loss per share of common stock. After October 14, 2003, no existing convertible preferred stock is outstanding, and accordingly there will be no further accretion of dividends and offering costs on these shares. All preferred stock dividends which were accreted before October 14, 2003 were forfeited by the preferred stockholders on that date in connection with the conversion of these preferred shares to common stock.

Results of Operations

Three Months Ended September 30, 2003 and 2004

Revenue. Collaboration revenue was $857,000 in the three months ended September 30, 2004 compared to no collaboration revenue recognized in the three months ended September 30, 2003.  Collaboration revenue was earned under the Company’s agreement with Nycomed which was entered into in July 2004. Under this agreement, the Company is scheduled to receive $12 million in license fees and performance payments through June 2006, of which $5.0 million has been received through September 30, 2004. The Company is recognizing revenue associated with these payments ratably over a period of forty-two months, representing the estimated development period over which such fees are earned.

Research and Development Expense.  Research and development expense increased $2.3 million, or 69%, to $5.7 million in the three months ended September 30, 2004 from $3.4 million in the three months ended September 30, 2003. Research and development expense increased primarily due to increased activities in the AI-700 Phase III clinical program, including clinical site costs, data management costs and independent clinical monitoring costs. The increase in research and development costs also includes costs associated with increasing our full and part-time personnel and outside consultants.

The following table summarizes the primary components of our research and development expense for the three months ended September 30, 2003 and 2004. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any individual project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in aggregate in support of all research and development.

	Three Months Ended September 30,
	2003	2004
	(In thousands)
AI-700	$2,197	$3,972
AI-850 and AI-128	155	18
Other	193	373
Total direct costs	2,545	4,363
Facility costs and depreciation	745	1,070
Patent costs	86	264
Total research and development expense	$3,376	$5,697

Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our primary research and development programs are as follows:

•             Late Stage Clinical Development Program (AI-700).  Our lead product candidate, AI-700, is a cardiovascular drug for the detection of coronary heart disease. We incurred direct research and development expense for AI-700 in the three months ended September 30, 2004 of $3.9 million compared to $2.2 million in the three months ended September 30, 2003. Of these amounts, $200,000 for the three months ended September 30, 2004 and $600,000 for the three months ended September 30, 2003 were incurred in connection with the production of clinical trial material by a third-party contract manufacturer. In 2003, we commenced clinical studies in our Phase III clinical program for AI-700, and we identified and began training additional clinical sites to be part of this Phase III clinical program. We commenced the pivotal phase studies of our Phase III clinical program at select clinical sites in December 2003. As increasing numbers of patients are enrolled in the Phase III clinical program, we anticipate incurring increased costs from professional service firms helping to support the clinical trial by providing services such as independent clinical monitoring, data acquisition and data evaluation. Such patient enrollment related costs vary from quarter to quarter based upon patient enrollment at the clinical trial sites.  The rate of patient enrollment has been increasing during 2004. While we cannot accurately predict the rate of patient enrollment, we may encounter similar variation in such costs until enrollment in the Phase III clinical program is completed which we estimate will be achieved in the second half of 2005. We also anticipate incurring increased costs related to hiring of additional research and development personnel and the continued utilization of independent clinical monitors. In addition, we anticipate incurring increased costs associated with preparation for commercial production, including completing the build-out and qualification of our new commercial manufacturing facility.

•             Early Stage Clinical Development Programs (AI-850 and AI-128).  Our initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128, are in early stages of clinical development. We incurred direct research and development expense for AI-850 and AI-128 in the three months ended September 30, 2004 of $18,000 compared to $155,000 in the three months ended September 30, 2003. There were no contract manufacturing costs incurred in connection with these product development programs during the three months ended September 30, 2004 or the three months ended September 30, 2003. During 2004, we completed our Phase I clinical trials for AI-850. We anticipate that our costs associated with these clinical programs will not increase significantly until we are prepared to commence further pre-clinical and clinical testing using our own resources or through strategic collaborations.

•             Other.  Other direct research and development costs primarily consist of management and formulation development of other product candidates.

Each of our research and development programs is subject to risks and uncertainties, including the requirement to seek regulatory approvals, that are outside of our control. For example, our clinical trials may be subject to delays or rejections based on our inability to enroll patients at the rate that we expect or our inability to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. Moreover, the product candidates identified in these research and development programs, particularly our early stage programs, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from such projects could be expected to commence or the completion date of these programs. Failure to commercialize these product candidates on a timely basis could have a material adverse affect on our business, financial condition and results of operations. We may seek to establish additional collaborative relationships to help us commercialize these product candidates, but there can be no assurance that we will be successful in doing so.

General and Administrative Expense.  General and administrative expense increased $442,000, or 48%, to $1.4 million in the three months ended September 30, 2004 from $916,000 in the three months ended September 30, 2003. The higher general and administrative expense incurred in the three months ended September 30, 2004 was principally due to the various costs of being a public company, including costs associated with investor relations, legal counsel, insurance, auditing and additional personnel. Also contributing to the higher expenses are increased activities in business development and marketing, including market research expenses.

Stock-Based Compensation Expense.  Stock-based compensation expense decreased $117,000, or 33%, to $243,000 in the three months ended September 30, 2004 from $360,000 in the three months ended September 30, 2003. Stock-based compensation expense incurred in both periods resulted principally from the vesting of stock options granted in prior periods on which deferred compensation had previously been recorded and decreased as a result of certain prior year awards becoming fully vested in the current period.

Interest and Other Income (Expense).  Interest and other income (expense), net increased $754,000, or 119%, to $122,000 in the three months ended September 30, 2004 from a net expense of $632,000 in the three months ended September 30, 2003. During these periods, interest and other income (expense) consisted of the following:

	Three Months Ended September 30,
	2003	2004
Interest income	$31,000	$148,000
Other income	37,000	—
Interest expense	(700,000)	(26,000)
Total, net	$(632,000)	$122,000

The increase in interest income in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to higher average fund balances available for investment resulting from funds received from the initial public offering in October 2003 and from funds received from the first closing of the private placement in August 2004. The decrease in interest expense in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to interest costs of $665,000 associated with the bridge loans in the three months ended September 30, 2003 compared to zero in the three months ended September 30, 2004. The bridge loans converted into common stock upon completion of the Company’s Initial Public Offering on October 14, 2003. In addition to this, the interest expense on the lower capital lease balances has decreased $8,000 from the three months ended September 30, 2003 compared to the three months ended September 30, 2004.

Accretion of Dividends and Offering Costs on Convertible Preferred Stock.  Accretion of dividends and offering costs on convertible preferred stock decreased $1.4 million, or 100%, to zero in the three months ended September 30, 2004 from $1.4 million in the three months ended September 30, 2003. The decrease was due to the conversion of all outstanding preferred stock into common stock upon completion of our initial public offering on October 14, 2003. All preferred stock dividends which were accreted before October 14, 2003 were forfeited by the preferred stockholders on that date in connection with the conversion of these preferred shares to common stock. After October 14, 2003, no existing convertible preferred stock is outstanding, and accordingly there will be no further accretion of dividends and offering costs on these shares.

Nine Months Ended September 30, 2003 and 2004

Revenue. Collaboration revenue was $857,000 in the nine months ended September 30, 2004 compared to no collaboration revenue recognized in the nine months ended September 30, 2003.  Collaboration revenue was earned under the Company’s agreement with Nycomed which was entered into in July 2004. Under this agreement, the Company is scheduled to receive $12 million in license fees and performance payments through June 2006, of which $5.0 million has been received through September 30, 2004. The Company is recognizing revenue associated with these payments ratably over a period of forty-two months, representing the estimated development period over which such fees are earned.

Research and Development Expense.  Research and development expense increased $7.7 million, or 80%, to $17.3 million in the nine months ended September 30, 2004 from $9.6 million in the nine months ended September 30, 2003. Research and development expense increased primarily due to increased activities in the AI-700 Phase III clinical program, including clinical site costs, data management costs, independent clinical monitoring costs and costs of manufacturing of clinical materials. The increase in research and development costs also includes costs associated with increasing full and part-time personnel.

The following table summarizes the primary components of our research and development expense for the nine months ended September 30, 2003 and 2004. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any individual project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in aggregate in support of all research and development.

	Nine Months Ended September 30,
	2003	2004
	(In thousands)
AI-700	$5,503	$12,105
AI-850 and AI-128	613	145
Other	789	1,189
Total direct costs	6,905	13,439
Facility costs and depreciation	2,522	3,193
Patent costs	198	680
Total research and development expense	$9,625	$17,312

Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our primary research and development programs are as follows:

•             Late Stage Clinical Development Program (AI-700).  Our lead product candidate, AI-700, is a cardiovascular drug for the detection of coronary heart disease. We incurred direct research and development expense for AI-700 in the nine months ended September 30, 2004 of $12.1 million compared to $5.5 million in the nine months ended September 30, 2003. Of these amounts, $1.8 million for the nine months ended September 30, 2004 and $1.1 million for the nine months ended September 30, 2003 were incurred in connection with the production of clinical trial material by a third-party contract manufacturer. In 2003, we commenced clinical studies in our Phase III clinical program for AI-700, and we identified and began training additional clinical sites to be part of this Phase III clinical program. We commenced the pivotal phase studies of our Phase III clinical program at select clinical sites in December 2003. As increasing numbers of patients are enrolled in the Phase III clinical program, we anticipate incurring increased costs from professional service firms helping to support the clinical trial by providing services such as independent clinical monitoring, data acquisition and data evaluation. We also anticipate incurring increased costs related to hiring of additional research and development and clinical personnel. In addition, we anticipate incurring increased costs associated with preparation for commercial production, including completing the build-out and qualification of our new commercial manufacturing facility.

•             Early Stage Clinical Development Programs (AI-850 and AI-128).  Our initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128, are in early stages of clinical development. We incurred direct research and development expense for AI-850 and AI-128 in the nine months ended September 30, 2004 of $145,000 compared to $613,000 in the nine months ended September 30, 2003. There were no contract manufacturing costs incurred in connection with these product development programs during the nine months ended September 30, 2004 or the nine months ended September 30, 2003. During 2004, we completed our Phase I clinical trials for AI-850. We anticipate that our costs associated with these clinical programs will not increase significantly until we are prepared to commence further pre-clinical and clinical testing using our own resources or through strategic collaborations.

•             Other.  Other direct research and development costs primarily consist of management and formulation development of other product candidates.

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

General and Administrative Expense.  General and administrative expense increased $1.3 million, or 45%, to $4.0 million in the nine months ended September 30, 2004 from $2.8 million in the nine months ended September 30, 2003. The higher general and administrative expense incurred in the nine months ended September 30, 2004 was principally due to the various costs of being a public company, including costs associated with investor relations, legal counsel, insurance, auditing and additional personnel. Also contributing to the higher expenses are increased activities in business development and marketing, including market research expenses.

Stock-Based Compensation Expense.  Stock-based compensation expense decreased $369,000, or 35%, to $702,000 in the nine months ended September 30, 2004 from $1.1 million in the nine months ended September 30, 2003. Stock-based compensation expense incurred in both periods resulted principally from the vesting of stock options granted in prior periods on which deferred compensation had previously been recorded and decreased as a result of certain prior year awards becoming fully vested in the current period.

Interest and Other Income (Expense).  Interest and other income (expense), net increased $2.0 million, or 119%, to $323,000 in the nine months ended September 30, 2004 from a net expense of $1.7 million in the nine months ended September 30, 2003. During these periods, interest and other income (expense) consisted of the following:

	Nine Months Ended September 30,
	2003	2004
Interest income	$100,000	$350,000
Other income (expense)	(84,000)	74,000
Interest expense	(1,740,000)	(101,000)
Total, net	$(1,724,000)	$323,000

The increase in interest income in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to higher average fund balances available for investment resulting from funds received from the initial public offering in October 2003 and from funds received from the first closing of our private placement in August 2004. The decrease in interest expense in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to interest costs associated with the bridge loans of $1.3 million, interest paid on the subordinated loans payable of $195,000, amortization of the discount of $108,000 and amortization of legal fees on the subordinated loans of $35,000 in the nine months ended September 30, 2003 compared to zero in the nine months ended September 30, 2004. The subordinated loans were paid off in June of 2003 and the bridge loans converted into common stock upon completion of the Company’s Initial Public Offering on October 14, 2003. In addition to this, the interest expense on the lower capital lease balances has decreased $63,000 from the nine months ended September 30, 2003 compared to the nine months ended September 30, 2004.

Accretion of Dividends and Offering Costs on Convertible Preferred Stock.  Accretion of dividends and offering costs on convertible preferred stock decreased $4.7 million, or 100%, to zero in the nine months ended September 30, 2004 from $4.7 million in the nine months ended September 30, 2003. The decrease was primarily due to the conversion of all outstanding preferred stock into common stock upon completion of our initial public offering on October 14, 2003. All preferred stock dividends which were accreted before October 14, 2003 were forfeited by the preferred stockholders on that date in connection with the conversion of these preferred shares to common stock. After October 14, 2003, no existing convertible preferred stock is outstanding, and accordingly there will be no further accretion of dividends and offering costs on these shares.

Liquidity and Capital Resources

Historically, we have financed our business through the issuance of equity securities, debt financings and equipment leases. Our liquidity requirements have arisen primarily from research and development expenditures, equipment expenditures and payments on outstanding indebtedness. As of September 30, 2004, we had cash and cash equivalents of $51.0 million. As of September 30, 2004 we owed $418,000 from capital leases, $698,000 from notes payable and had commitments totaling $27.1 million, including $20.4 million for rent under our facility leases. Our facility leases consist of our lease for our headquarters facility in Watertown, Massachusetts and a lease agreement signed in July 2004 for our commercial manufacturing facility in Tewksbury, Massachusetts.

During the nine months ended September 30, 2004, operating activities used $13.5 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $20.9 million. This use of cash was partially offset by an increase in deferred revenue of $5.0 million, an increase in accrued expenses of $708,000, an increase in accounts payable of $797,000 and non-cash charges of $942,000.

During the nine months ended September 30, 2004, investing activities used $6.7 million in cash. This use of cash was principally for purchases of equipment.

During the nine months ended September 30, 2004, financing activities provided $16.6 million in net cash. Net cash provided by financing activities during this period resulted primarily from the first closing of the private placement in August 2004 of $16.5 million, net of $1.4 million in offering and registration related costs. Net cash provided by financing activities during this period also resulted from entering into promissory notes under the equipment financing line, described below, of $732,000, proceeds from stock option exercises of $72,000 and proceeds from the sale of common stock through the Company’s Employee Stock Purchase Plan of $24,000. These proceeds were partially offset by payments on the capital leases and promissory notes of $720,000.

In April 2004, the Company entered into an equipment financing line with an equipment financing company. In August 2004, the amount of this equipment financing line increased from $8.0 million to $11.3 million.  Borrowings under this equipment line can be made against qualified purchases approved by the equipment financing company through March 2005. Such borrowings are to be secured by the qualified purchases and repaid over 36 to 48 months, depending on the nature of the equipment financed. No warrants were granted in connection with this equipment line. The $11.3 million equipment line is structured as a loan agreement. However, the Company may elect to borrow up to $4.0 million of this amount in the form of a capital lease. The interest rate on this facility varies depending upon whether the borrowing is in the form of a loan or lease and whether the term is 36 months or 48 months. Such interest rates are fixed at the time of each borrowing under the equipment line with such rates adjusted between borrowings based on the U.S. Federal Reserve’s Three Year and Four Year Treasury Constant Maturity Rates. As of September 30, 2004, the Company has approximately $10.6 million available in additional borrowings under this equipment line.

In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed in which the Company granted Nycomed rights to develop and market AI-700 in Europe. As part of this agreement, in July 2004 Nycomed paid the Company a $4.0 million license fee and the first of eight consecutive quarterly installments of $1.0 million each. Beginning in October 2004, Nycomed is required to pay the Company the remaining seven consecutive quarterly installments of $1.0 million each. The agreement also provides for Nycomed to pay the Company up to $58.0 million in milestone payments upon achievement of certain regulatory milestones and sales goals. Under the agreement, the Company will also be paid to manufacture AI-700 for Nycomed and is entitled to royalties on Nycomed’s sales of AI-700. In connection with this agreement, the Company is obligated to pay a customary fee to its financial advisor in this transaction. The total fee, of which $325,000 was paid by the Company during the three months ended September 30, 2004, is comprised of cash and warrants and is dependent upon the timing and magnitude of the amounts to be paid by Nycomed to the Company.

In July 2004, the Company entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. This lease has a five year, nine month term with options to extend the lease for up to two additional five-year terms at predetermined rental rates. Initially, Acusphere will receive nine months of occupancy free of base rent, followed by base rent of approximately $400,000 for the next twelve months with scheduled annual rental rate increases thereafter. An initial security deposit of $1.0 million is required as part of the lease, subject to reduction upon the Company making at least $5.0 million in certain tenant improvements in the facility.

In September 2004, the Company began efforts to build-out this facility to meet the initial commercial manufacturing requirements of AI-700. The Company estimates that over the two year period beginning in July 2004, it may spend an aggregate of approximately $20 million, excluding the cost of our manufacturing equipment, to build-out the Tewksbury facility. During the three months ended September 30, 2004, the Company paid $436,000 for initial design and construction activities associated with this build-out.

In November 2004, in connection with the build-out of the Tewksbury facility, the Company entered into an agency procurement agreement with a contractor covering the purchase during the period ending December 10, 2004 of equipment having an estimated value of $3.9 million, and an engineering and construction management services agreement with the same contractor covering the provision during the period ending December 31, 2004 of engineering, design and construction management services for $5.6 million.

In August 2004, the Company entered into a $2.0 million loan agreement with the Massachusetts Development Finance Agency, the economic development authority of the Commonwealth of Massachusetts, to help fund build-out costs related to the Tewksbury facility. Financing is available under this loan agreement upon completion by the Company of certain tenant improvements to the Tewksbury facility. The term of this facility, if utilized, is expected to coincide with the term of the Tewksbury lease.

Historically, Company personnel have manufactured AI-700 at a manufacturing facility operated by a third-party contract manufacturer. The Company anticipates completing the manufacture of AI-700 clinical trial material at that site, and removing its equipment from that site, in early 2005.

In July 2004, the Company entered into definitive purchase agreements with institutional and accredited investors for a $21.5 million private placement of up to 3,440,000 newly issued shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 688,000 shares of common stock at an exercise price of $8.50 per share. In August 2004, a partial closing of this private placement was consummated, resulting in proceeds to the Company of approximately $16.5 million, net of offering and registration related costs of $1.4 million, and the issuance of 2,865,522 shares of common stock and warrants to purchase up to an additional 573,105 shares of common stock.

In October 2004, the Company completed a second and final closing of this private financing. The second closing resulted in proceeds to the Company of approximately $3.2 million, net of estimated offering and registration related costs of $400,000, and the issuance of 574,478 shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 114,895 shares of common stock at an exercise price of $8.50 per share.

Net proceeds from the financing are expected to be used to further fund the development program for AI-700 and for working capital and general corporate purposes.

The shares of common stock and warrants sold in the private placement have not been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from these registration requirements. The Company has agreed to file a registration statement with the Securities and Exchange Commission to cover the resale of the shares of common stock issued in the private placement and the shares of common stock issued upon exercise of the warrants.

We believe, based on our operating plans, that our existing resources, including scheduled payments from Nycomed, will be sufficient to fund our planned operations, including increases in spending for our AI-700 Phase III clinical program and capital spending associated with our manufacturing operations, for at least the next twelve months. However, over the next several years we will require significant additional funds to develop, conduct clinical trials, achieve regulatory approvals, build-out commercial manufacturing space and, subject to regulatory approval, commercially launch AI-700, our other product candidates under development and future product candidates. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical trials and the size and timing of creating expanded manufacturing capabilities. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. We do not expect to generate significant revenues, other than possible license or milestone payments, from commercial sale of our products unless or until we or current or potential partners complete clinical trials for our products and receive marketing approval from the applicable regulatory authorities. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period

	Total Obligations All Years	Remainder of 2004	2005 through 2006	2007 through 2008	2009 through 2010	After 2010
	(In thousands)
Capital lease obligations, including interest	$439	$224	$215	$—	$—	$—
Operating lease obligations	20,438	536	5,239	5,911	6,022	2,730
Notes payable, including interest	820	58	460	302	—	—
Purchase orders for capital equipment and leasehold improvements	5,444	3,448	1,996	—	—	—
Total contractual cash obligations	$27,141	$4,266	$7,910	$6,213	$6,022	$2,730

As of September 30, 2004, we have entered into purchase orders for capital equipment and leasehold improvements, associated with our manufacturing operations, which total approximately $11.0 million. Against these purchase orders we have paid approximately $5.6 million in deposits. The table above reflects the remaining amounts due on these purchase orders.

A substantial portion of the capital equipment purchase in the table above is for equipment needed for expanded manufacturing of AI-700. The Company’s efforts to build-out a commercial manufacturing facility for AI-700 is in the detailed design and early construction phase. The purchase orders for leasehold improvements included in the above table reflect open purchase orders issued by the Company as of September 30, 2004 for these initial build-out efforts.  In November 2004, the Company entered into an agreement with a contractor to further the design and construction associated with the build-out of the commercial manufacturing facility. This contract, the total value of which is $5.6 million, covers the work to be performed by this contractor during 2004, of which the Company paid $436,000 prior to September 30, 2004.

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

      Revenue Recognition. The Company is recognizing collaboration revenue of $12.0 million associated with the initial license and performance-based payments under the Nycomed agreement based on an estimated recognition period of forty-two months over which the Company is obligated to perform services supporting the agreement.  This estimated recognition period may change if available facts and circumstances change.  A change in this estimate could result in a significant change to the amount of revenue recognized in future periods.  In addition, if the Nycomed collaboration agreement is terminated for reasons other than certain non-performance of the Company, the Company would recognize the remainder of the payments that it has received or otherwise expects to collect over the amortization period at the time of termination.

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

Risks Related to Our Company

We have not generated any product revenue to date, and we may not achieve profitability for some time, if at all.

We are focused on product development and we have not generated any revenue from commercial sales of our products to date. We have incurred losses each year of our operations and we expect to continue to incur operating losses for the next several years. The process of developing our products requires significant clinical, development and laboratory testing and clinical trials as well as regulatory approvals. In addition, commercialization of our product candidates will require us to establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect our research and development and general and administrative expenses will increase over the next several years.

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

We may also encounter delays or rejections based on our inability to enroll enough patients to complete our clinical trials. We may also encounter delays, resulting from the need to enroll more patients than expected in our clinical trials, based on our inability to enroll a mix of patients that is consistent with our estimated clinical trial enrollment. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and the eligibility criteria for the study and the freedom to operate with respect to intellectual property. Delays in planned patient enrollment, or the need to enroll more patients, may result in increased costs and delays, which could have a harmful effect on our ability to develop products. We may encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval of a particular compound. On May 1, 2004, changes went into effect in the regulation of clinical trials in Europe. Implementation of these changes could lead to delays to our clinical trials. We also may encounter delays in the event we are unable to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. In addition, we rely on a number of third parties, such as clinical research organizations, to help support the clinical trials by performing independent clinical monitoring, data acquisition and data evaluations. Any failure on the part of these third parties could delay the regulatory approval process.

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

•                                          the timing of construction and size to which we expand our manufacturing capabilities;

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

•                                          relinquish rights to our technologies or product candidates; and/or

•                                          terminate or delay build-out and commissioning of our commercial manufacturing facility.

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

We have no experience in manufacturing our products for commercial use and limited experience in designing equipment for the manufacture of our products. We intend to build out and qualify a commercial manufacturing facility in Tewksbury, Massachusetts and to demonstrate that we can produce AI-700 at a commercial manufacturing scale prior to our filing of a NDA for AI-700 and, subject to required regulatory approvals, we intend to manufacture AI-700 in this facility for commercial use. It is also our intention in early 2005 to remove our AI-700 manufacturing equipment from its current location within the facilities of a third-party contract manufacturer. We can not assure you that we will be able to successfully manufacture our products in sufficient quantities for commercial sale, or obtain the necessary regulatory approvals for such commercial manufacture, at all or in a timely or economical manner. Our intention to manufacture AI-700 or other products exposes us to the following risks, any of which could delay or prevent the approval of our products by the FDA or corresponding state and foreign agencies, or the commercialization of our products, or result in higher costs or inability to meet demand for AI-700 leading to potential revenue loss, and any of which would have a material adverse impact on our business, financial condition and results of operations.

•                                          Manufacturers often encounter difficulties in achieving volume production, quality control and quality assurance. Accordingly, we might not be able to manufacture sufficient quantities of drugs to meet our clinical schedules or to commercialize our products.

•                                          Manufacturers are obliged to manufacture in highly controlled environments and to operate in accordance with FDA and international mandated current good manufacturing practices, or cGMPs. For our clinical trials we have relied on contract manufacturers for such facilities and cGMP compliance. In July 2004, we entered into a lease for a facility in Tewksbury, Massachusetts that we intend to convert into a commercial manufacturing facility for AI-700. Creation and qualification of a commercial manufacturing environment requires significant expertise and capital resources, including the development of advanced manufacturing techniques and process controls and is subject to local and state planning approvals. Manufacturers of pharmaceutical products often encounter difficulties in constructing and qualifying new manufacturing facilities and in production, especially in scaling-up initial production. A failure within this new facility to establish and follow cGMPs and to document adherence to such practices may lead to significant delays in the availability of material for our NDA filing or commercial production for AI-700 and may delay or prevent filing or approval of marketing applications for our products or the ability to continue to manufacture the products. Certain of these delays would further require us to continue to operate this facility and incur related costs.

•                                          Manufacture of our product candidates, in preparation for filing a NDA and for commercial production, will each initially require and rely on a single commercial manufacturing site, directly or through a contract manufacturer, without the backup of a second site that is qualified for commercial manufacture of the product. Qualification of another manufacturing site can be expensive and time consuming. Prior to using product from a new manufacturing site, we must demonstrate that the specifications for the product are consistent with the specifications for the product as it was manufactured at a prior qualified site or we must clinically or otherwise demonstrate that the safety and efficacy of the product produced in the new manufacturing site is consistent with the product as it was manufactured at the prior site. Demonstrating such consistency may be difficult, expensive or time consuming. In addition, before we would be able to produce product for commercial use at a new facility, it will have to undergo a pre-approval inspection by the FDA and corresponding state and foreign agencies. Once approved, drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. Failure to maintain compliance with cGMP or with safety or environmental regulations could result in penalties, product recalls or restrictions on the use of the manufacturing site.

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

We may rely substantially on third-party contract manufacturers to supply, store and distribute our potential products for our clinical trials and other development needs. Our reliance on these third-party manufacturers will expose us to the following risks, any of which could delay or prevent the completion of our clinical trials, the approval of our products by the FDA, or the commercialization of our products, result in higher costs, or deprive us of additional product candidates, and any of such effects would have a material adverse impact on our business, financial condition and results of operations.

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

•                                            For production of clinical trial material for each of our current product candidates we will initially rely on a single manufacturer. Changing these or future manufacturers may be difficult and the number of potential manufacturers is limited. Changing manufacturers may require re-validation of the manufacturing processes and procedures in accordance with FDA-mandated cGMPs. Such re-validation may be costly and time-consuming. It may be difficult or impossible for us to find replacement manufacturers on acceptable terms quickly, or at all.

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

To date our product candidates have been manufactured in small quantities for pre-clinical and clinical trials. If any of these product candidates are approved by the FDA or foreign regulatory authorities for commercial sale, we will need to manufacture them in larger quantities. For AI-700, it is our intention to seek regulatory approval after we have demonstrated that we can manufacture AI-700 at a larger batch scale than is being used for clinical trial materials. We cannot assure you that we will be able to successfully increase the manufacturing capacity or manufacture at a larger batch scale, whether on our own or in collaboration with third party manufacturers, for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require certain additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply of that product candidate. Our product candidates require precise, high-quality manufacturing. Our failure to achieve and maintain these high manufacturing standards, including controlling the incidence of manufacturing errors and maintaining reliable product packaging for diverse environmental conditions, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

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

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed in which we granted Nycomed rights to develop and market AI-700 in Europe. There can be no assurance that the regulatory goals, sales targets and other objectives of this agreement will be achieved. Failure to achieve these goals, targets and objectives would result in our inability to receive license, milestone, royalty and other payments under this agreement, which would have a material adverse impact on our business, financial condition and results of operations including, under certain conditions, reduction of royalty rates, delays in regulatory approvals and product sales, penalties and termination of the agreement.

Given these risks, our current and future collaborative efforts may not be successful. Failure of these efforts could delay our product development or impair commercialization of our products, and could have a material adverse effect on our business, financial condition and results of operations.

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

•                                          AI-700, our ultrasound contrast agent and lead product candidate, if approved for marketing and sale, will compete with nuclear stress tests, the current standard of care in myocardial perfusion imaging. Nuclear contrast agents that are approved for use in myocardial perfusion imaging include products marketed by Amersham, Bristol-Myers Squibb and Tyco International. In 2004, the cost of a nuclear stress test was approximately $770 per procedure. In addition, Amersham, Bristol-Myers Squibb and Imcor have developed ultrasound contrast agents that have been approved by the FDA for resting wall motion studies, and in the future they may seek to broaden their products to include stress echo and myocardial perfusion assessment. Moreover, we are aware that other companies, such as Bracco, are developing ultrasound contrast agents for wall imaging and for radiology applications, and that Point Biomedical is developing an ultrasound contrast agent specifically for myocardial perfusion imaging. In March 2004, Point announced that it had recently completed two pivotal Phase III trials for this contrast agent and plans to file an NDA with the FDA later this year. Finally, some cardiologists may find it satisfactory to use stress echo without contrast for the detection of coronary heart disease.

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

We depend on the principal members of our scientific and management staff. The loss of these principal members’ services might significantly delay or prevent the achievement of research, development or business objectives and could materially adversely affect our business, financial condition and results of operations. We do not maintain key person life insurance on any of these principal members. We do not have employment contracts with any of these principal members.

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

We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, and we spent approximately $24,000 in the nine months ended September 30, 2004 to dispose of these hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. Upon the completion of our initial public offering on October 14, 2003, approximately 74% of our outstanding common stock was held by private investors, officers, employees and directors who acquired their shares prior to the initial public offering. Many of these shareholders, in connection with the initial public offering, were subject to lock-up agreements. Prohibitions on selling shares under these lock-up agreements expired on April 4, 2004.

Additionally, in July and October of 2004, we completed two separate closings of a private financing resulting in the issuance of 3,440,000 and 574,478 shares of common stock, respectively, and warrants to purchase up to an additional 688,000 and 114,895 shares of common stock, respectively.   We have agreed to file a registration statement with the Securities and Exchange Commission covering the resale of these shares and shares issued upon exercise of the warrants.

Our directors and management will exercise significant control over our company.

Our directors and executive officers and their affiliates collectively control approximately 9.5% of our outstanding common stock, excluding unexercised options and warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2004 (the “Evaluation Date”), the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.01(1)	Stock and Warrant Purchase Agreement dates as of July 29, 2004

10.02(1)	Form of Warrant

10.03(1)	Amendment No. 2 to the Tenth Amended and Restated Investors’ Rights Agreement dated as of July 29, 2004

10.04(3)*	Collaboration, License and Supply Agreement by and between the registrant and Nycomed Danmark ApS dated July 6, 2004 (Exhibit 10.04)

10.05(3)*	Commercial Building Lease by and between 890 East LLC and the registrant dated as of July 20, 2004 (Exhibit 10.05)

10.06(2)	Promissory note with Massachusetts Development Finance Agency (Exhibit 10.33)

10.07(2)	Master Security Agreement by and between the registrant and General Electric Capital Corporation dated April 16, 2004 (Exhibit 10.34)

10.08(2)	Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (Exhibit 10.35)

10.09(4)*	Terms and Conditions for Engineering, Procurement and Construction Management Services

10.10(4)*	Contract Work Authorization (Form 1) No. 1 for Engineering and Construction Management Services

10.11(4)*	Contract Work Authorization (Form 2) No. 1 for Agency Procurements

10.12(4)	Form of Non-Qualified Stock Option Agreement (4 year vesting schedule)

10.13(4)	Form of Incentive Stock Option Agreement (4 year vesting schedule)

10.14(4)	Form of Non-Qualified Stock Option Agreement (1 year vesting schedule)

31.1(4)	Rule 13a-14(a) / 15d-14(a) Certification

31.2(4)	Rule 13a-14(a) / 15d-14(a) Certification

32.1(4)	Section 1350 Certifications

(1)                                  Incorporated herein by reference to the Company’s Form 8-K filed on August 4, 2004

(2)                                  Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119027) filed on September 15, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)                                  Incorporated herein by reference to the Company’s Amendment No. 2 to Form S-1 Registration Statement on Form S-3 (File No. 333-119027) filed on November 3, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(4)                                  Filed herewith.

*                                         Confidential Treatment requested for certain portions of this Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November 2004.

ACUSPHERE, INC.

By:	/s/ SHERRI C. OBERG
Sherri C. Oberg

President and Chief Executive Officer

By:	/s/ JOHN F. THERO
John F. Thero
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.01(1)	Stock and Warrant Purchase Agreement dates as of July 29, 2004

10.02(1)	Form of Warrant

10.03(1)	Amendment No. 2 to the Tenth Amended and Restated Investors’ Rights Agreement dated as of July 29, 2004

10.04(3)*	Collaboration, License and Supply Agreement by and between the registrant and Nycomed Danmark ApS dated July 6, 2004 (Exhibit 10.04)

10.05(3)*	Commercial Building Lease by and between 890 East LLC and the registrant dated as of July 20, 2004 (Exhibit 10.05)

10.06(2)	Promissory note with Massachusetts Development Finance Agency (Exhibit 10.33)

10.07(2)	Master Security Agreement by and between the registrant and General Electric Capital Corporation dated April 16, 2004 (Exhibit 10.34)

10.08(2)	Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (Exhibit 10.35)

10.09(4)*	Terms and Conditions for Engineering, Procurement and Construction Management Services

10.10(4)*	Contract Work Authorization (Form 1) No. 1 for Engineering and Construction Management Services

10.11(4)*	Contract Work Authorization (Form 2) No. 1 for Agency Procurements

10.12(4)	Form of Non-Qualified Stock Option Agreement (4 year vesting schedule)

10.13(4)	Form of Incentive Stock Option Agreement (4 year vesting schedule)

10.14(4)	Form of Non-Qualified Stock Option Agreement (1 year vesting schedule)

31.1(4)	Rule 13a-14(a) / 15d-14(a) Certification

31.2(4)	Rule 13a-14(a) / 15d-14(a) Certification

32.1(4)	Section 1350 Certifications

(1)                                  Incorporated herein by reference to the Company’s Form 8-K filed on August 4, 2004

(2)                                  Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119027) filed on September 15, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(3)                                  Incorporated herein by reference to the Company’s Amendment No. 2 to Form S-1 Registration Statement on Form S-3 (File No. 333-119027) filed on November 3, 2004. The number given in parenthesis indicates the corresponding exhibit number in such Form S-3.

(4)                                  Filed herewith.

*                                         Confidential Treatment requested for certain portions of this Agreement.