Form 10-K
period 2004-12-31
ACUSPHERE INC
filed 2005-03-15
CIK 1115143

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Registrant's telephone number, including area code: (617) 648-8800

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.01 Par Value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of Common Stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq National Market as of such date) was $62,117,088, assuming that all officers, directors and persons deemed to be the beneficial owner of 10% or more of our capital stock (in accordance with the rules of the Securities and Exchange Commission) are affiliates. As of March 11, 2005 there were 17,829,756 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

INTRODUCTORY NOTE

        This report, including the documents incorporated by reference in this report, includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In this Annual Report on Form 10-K, words such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "intends," "potential," and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements. Forward-looking statements in these documents include, but are not limited to, those relating to:

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

  •
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

  •
  the success of other competing therapies that may become available; and

  •
  the manufacturing capacity for our product candidates, including our plans to build-out and qualify a commercial manufacturing facility for AI-700.

        Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of factors discussed in Item 7 under "Certain Factors Which May Affect Future Results" and elsewhere in this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

SIGNATURES
EXHIBIT 3.01	Amended and Restated Certificate of Incorporation
EXHIBIT 3.03	Certificate of Powers, Designations, Preferences and Rights of the 6 1/2% Convertible Exchangeable Preferred Stock
EXHIBIT 14.01	Code of Business Conduct and Ethics
EXHIBIT 21.01	List of Subsidiaries
EXHIBIT 23.01	Consent of Deloitte & Touche LLP
EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification
EXHIBIT 31.2	Rule 13a-14(a)/15d-14(a) Certification
EXHIBIT 32.1	Section 1350 Certifications

i

PART I

ITEM 1. BUSINESS

Overview

        We are a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using our proprietary porous microparticle technology. We are focused on developing proprietary drugs that can offer significant benefits over existing drugs, including improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. Our three product candidates for which we have clinical data are designed to address large unmet clinical needs in the areas of cardiology, oncology and asthma. Our lead product candidate is an ultrasound contrast agent in Phase 3 clinical development for the detection of coronary heart disease, the leading cause of death in the United States.

        Our proprietary technology enables us to control the size and porosity of particles, including nanoparticles and microparticles, in a versatile manner, so that we can customize the particles to address the delivery needs of a variety of drugs. We have initially applied this technology in our research and development efforts in the following areas:

  •
  AI-700, Intravenous Delivery of Gas for Ultrasound Contrast.  We specifically designed AI-700 to assess myocardial perfusion, or blood flow in the heart muscle, a sensitive marker for coronary heart disease. AI-700 is an ultrasound contrast agent that enables stress echocardiography, or ultrasound of the heart, to obtain information on myocardial perfusion. Currently, there is no ultrasound contrast agent that is approved by the U.S. Food and Drug Administration, or FDA, to assess myocardial perfusion. AI-700 is in Phase 3 clinical development.

  •
  AI-850, First Clinical-Stage Product Candidate from our Hydrophobic Drug Delivery System, HDDS.  Hydrophobic drugs, which are drugs that do not dissolve well in water, are often difficult to formulate, especially for intravenous delivery. We have demonstrated that our Hydrophobic Drug Delivery System, or HDDS, improves the dissolution rate of a variety of hydrophobic drugs. Our first clinical application of HDDS is AI-850, which has completed a Phase 1 clinical trial. AI-850 is designed to be an improved formulation of paclitaxel, the active ingredient in Taxol®, a leading cancer drug.

  •
  AI-128, First Clinical-Stage Product Candidate from our Pulmonary Drug Delivery System, PDDS.  Most asthma drugs delivered via inhalation are immediate release formulations that must be inhaled multiple times per day, reducing patient compliance. We have completed a Phase 1 study for AI-128, a sustained release formulation of an FDA-approved asthma drug.

Our Porous Microparticle Technology

        Microparticles are useful in the delivery of a wide range of drugs. The suitability of microparticles for use in drug delivery depends on a variety of characteristics, including size and porosity. Our technology enables us to control the size and porosity of nanoparticles and microparticles in a versatile manner so that we can customize the particles to address the delivery needs of a variety of drugs. We are focused on creating porous particles that are smaller than red blood cells. These microparticles and nanoparticles can be used to deliver gases or to deliver drugs to patients through various routes of delivery. Small microparticles are important for delivering drugs intravenously so that they can pass safely through the body's smallest blood vessels, for increasing the surface area of a drug so that it will dissolve more rapidly, and for delivering drugs via inhalation. Porosity is important for a variety of applications, including entrapping gases in microparticles, controlling the release rate of the drug from a microparticle, and targeting inhaled drugs to specific regions of the lung. We have developed proprietary spray drying equipment and pore forming processes that enable us to produce these porous microparticles in a versatile manner.

        Using our proprietary technology:

  •
  We have produced small, porous microparticles containing gas, which are analogous in structure to honeycombs. Using these microparticles, we are developing AI-700, an ultrasound contrast agent for detection of coronary heart disease through the assessment of myocardial perfusion.

  •
  We have produced small microparticles with tiny pores throughout, which are analogous in structure to sponges. Using these microparticles, we are developing our HDDS technology, which may enable the dissolution of hydrophobic drugs in water.

  •
  We have produced small microparticles with large pores throughout, which are analogous in structure to whiffle balls. Using these microparticles, we are developing our PDDS technology, which may enable the delivery of drugs via the pulmonary route.

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

        Advance Development of Our Lead Product Candidate, AI-700.    We are currently enrolling patients in a Phase 3 clinical trial program for our lead product candidate, AI-700, a cardiovascular drug for the detection of coronary heart disease.

        Focus on Proprietary Product Opportunities.    We intend to focus on proprietary product opportunities, where we own broad patent rights to the products. Due to our ownership interest in these product candidates and technology, we believe we would be able to negotiate corporate collaborations from a stronger position than service-oriented companies that develop drug delivery technologies for patented drugs owned by pharmaceutical or biotechnology companies. We may retain the sales and marketing rights to our proprietary products in specialty markets that we can readily address. For instance, our lead product candidate, AI-700, will initially be used by a subset of cardiologists, called echocardiologists, who are generally hospital-based. We believe echocardiologists can be reached by a relatively small sales force of approximately 60 to 100 people in the United States. Therefore, we believe AI-700 may be an attractive candidate for us to market and sell directly in the United States. In Europe, AI-700 will be marketed through Nycomed Danmark ApS (Nycomed), a company with which we entered into a strategic collaboration in 2004. We intend to pursue other strategic partnering opportunities to market and sell AI-700 outside of the United States and Europe. We may also in-license products or technologies which we believe are complementary or synergistic with our internally-developed product candidates or technologies.

        Apply Our Proprietary Technology as Delivery Systems for Patented Drugs.    We believe that our porous microparticle technology can be applied to a wide variety of marketed as well as development stage drugs, including patented and off-patent drugs. Many patented drugs owned by large pharmaceutical companies are hydrophobic or delivered by inhalation. These drugs could benefit from our HDDS and PDDS technologies. We plan to seek collaborations with companies that have patented drugs that could benefit from the most compelling capabilities of our technologies. By focusing on drugs where the advantages of our technologies are most compelling, we believe we will be in an attractive position when negotiating the terms of these collaborations.

        Focus on Large Markets Where Our Product Candidates Can Address Significant Unmet Clinical Needs. We are focused on developing proprietary drugs for large markets within cardiology, oncology and asthma where we believe our porous microparticle technology can provide compelling clinical advantages over current approaches. For example, we believe our lead product candidate, AI-700, will provide a low cost and convenient alternative for the detection of coronary heart disease with respect to this initially targeted indication. We believe the potential market opportunity for AI-700 is approximately $2.1 billion in the United States and even larger worldwide.

Product Development Programs

        Our proprietary porous microparticle technology has been used to create product candidates that may address large unmet clinical needs within cardiology, oncology and asthma.

AI-700, Intravenous Delivery of Gas for Ultrasound Contrast

        Broad Applications for Ultrasound Contrast.    We have developed an intravenous delivery system for gas that has the potential to expand the usefulness of ultrasound in the detection of coronary heart disease. Ultrasound is one of the least expensive and most frequently used imaging techniques that permit physicians to view the inside of the body. However, ultrasound is the only frequently used imaging technique without a commercially significant contrast agent. As a result, the clarity of ultrasound is often inadequate for a definitive assessment of medical conditions. A contrast agent that could provide more detail and clarity and thereby improve the diagnostic image produced could expand the usefulness of ultrasound. Gases are attractive contrast agents for ultrasound because they reflect ultrasound waves more efficiently than blood or body tissues, enabling their detection by the ultrasound machine. Gas injected intravenously can potentially act as a tracer of abnormal blood flow, which is associated with many life-threatening diseases such as coronary heart disease. However, gas rapidly dissolves in blood thereby losing its effectiveness. As a result, microparticles that can entrap the gas and be administered intravenously are necessary in order to develop an ultrasound contrast agent with broad applications.

        Coronary Heart Disease Market.    According to the American Heart Association, or AHA, almost 13.0 million people in the United States suffer from coronary heart disease, the leading cause of death in the United States. Coronary heart disease is characterized by the accumulation of plaque, which narrows coronary arteries and reduces blood flow in the heart muscle. The AHA projects that in 2005, approximately $71.0 billion will be spent on direct medical expenses for coronary heart disease in the United States. Early detection of coronary heart disease can reduce treatment costs, increase patient survival and improve quality of life.

        The definitive method for the detection of coronary heart disease is coronary angiography, an expensive and invasive procedure impractical for use as a routine screening tool. Two of the most common methods for coronary heart disease screening are nuclear stress imaging and stress echocardiography, which is ultrasound of the heart. We estimate that 10.7 million of these screening procedures were performed collectively in the United States in 2004. We believe that a contrast agent that enables the assessment of blood flow in the heart muscle, or myocardial perfusion, with ultrasound could replace many of these screening procedures. We believe that an ultrasound contrast agent capable of myocardial perfusion assessment could be priced at $200 per procedure, including both rest and stress evaluations. Assuming all of these procedures were performed using ultrasound with an effective contrast agent at this price, we estimate the potential U.S. ultrasound contrast market for the cardiac indication of A1-700 to be approximately $2.1 billion.

        Current Practice for Coronary Heart Disease Screening.    Nuclear stress tests assess myocardial perfusion, or blood flow in the heart muscle. Nuclear stress tests involve the intravenous injection of a radioactive compound, followed by scans of the heart using a special camera while the patient is at rest and under stressed conditions. These tests typically take about five hours to complete, the results are not available immediately as post-processing is required, do not provide real-time results, cost approximately $770 per procedure, and, due to significant capital equipment costs and complex regulatory requirements associated with the use of radioactive materials, are not available in many hospital or physician office settings. We estimate that 8.0 million nuclear stress tests were conducted in the United States in 2004.

        Stress echocardiography, or stress echo, assesses the motion of the heart wall. Advanced coronary heart disease typically results in abnormal blood flow in the heart muscle, which in turn causes abnormal wall motion that can be detected by the ultrasound machine used in stress echo. Although myocardial perfusion information from nuclear stress tests provides the most direct information about blood flow in the heart muscle, stress echo provides dynamic, real-time information about regional heart function. This additional information, along with the greater availability of ultrasound over nuclear equipment, results in the use of stress echo as a screening method in many hospital and physician office settings. Stress echo involves the use of high-frequency sound waves that are bounced off of the heart wall while the patient is at rest and under stressed conditions. We estimate that 2.7 million stress echo procedures were conducted in the United States in 2004. However, stress echo is often inadequate for a definitive assessment of coronary heart disease. For instance, the motion of the heart wall can be difficult to see under stress conditions, particularly in obese patients. In addition, stress echo without use of a contrast agent is not approved for the detection of defects in myocardial perfusion.

        There is no ultrasound contrast agent approved by the FDA for use in stress echo or myocardial perfusion imaging. Ultrasound contrast agents have been approved by the FDA for left ventricular opacification ("LVO") and endocardial border delineation ("EBD") in patients with suboptimal images. LVO is image enhancement of blood volume in the left ventricular chamber of the heart. EBD is image enhancement of the borders of the ventricular chambers. However, we believe that this indication has limited clinical utility because ultrasound is usually capable of assessing LVO and EBD without a contrast agent. We estimate that less than 20% of all resting echocardiograms require a contrast agent for resting wall motion assessment.

        Our Solution, AI-700, a Synthetic Polymer Microparticle.    Using our porous microparticle technology, we specifically designed AI-700 for myocardial perfusion assessment. Currently in Phase 3 clinical trials, AI-700 is an ultrasound contrast agent that is being developed to enable stress echo to provide information on myocardial perfusion in addition to wall motion. Based on the results of our Phase 2 clinical trials, we believe that stress echo with AI-700 has the potential to provide information comparable to the nuclear stress tests, while retaining the advantages of ultrasound.

        We believe we have overcome many of the limitations of other ultrasound contrast agents by developing an intravenous gas delivery system made from a synthetic polymer. All of the ultrasound contrast agents currently approved by the FDA for LVO and EBD in patients with suboptimal images deliver gas intravenously in fragile systems made from natural materials. When exposed to the power of the ultrasound beam during the imaging procedure, these natural materials are so fragile they rupture and release the gas into the blood, where it dissolves, thereafter rendering these contrast agents ineffective. Moreover, some ultrasound contrast agents encapsulate nitrogen, which dissolves quickly in water. Such contrast agents have a very short duration of enhancement because the nitrogen is quickly pushed out of the microbubble and displaced with water. Ultrasound contrast agents made from natural materials or containing nitrogen have only been approved by the FDA for LVO and EBD in patients with suboptimal images and we believe they are difficult to use in myocardial perfusion imaging, which is more technically demanding. Unlike the natural materials used in FDA-approved ultrasound contrast agents, the synthetic polymers used in AI-700 do not break during the imaging procedure. In addition, perfluorocarbon gases are less soluble in water and therefore have the propensity to stay inside the microparticle. As a result, we can deliver a higher concentration of gas to the myocardium over a longer period of time, thereby enabling AI-700 to target the broader application of myocardial perfusion assessment. AI-700 is a dry powder consisting of small, porous microparticles filled with a perfluorocarbon gas. These microparticles are made of a synthetic biodegradable polymer, called poly (D, L-lactide co-glycolide), or PLGA, that has been used in other drug delivery systems approved by the FDA. The composition and structure of the microparticles, which also contain a phospholipid, and the properties of the perfluorocarbon gas slow the rate at which the gas dissolves and prevent the microparticles from being quickly broken down inside the body. These microparticles are suspended in sterile water and injected into the body by intravenous injection. AI-700 was designed to be easy to use with commercially available ultrasound equipment and established imaging techniques.

Potential Benefits of Stress Echo with AI-700 vs. Nuclear Stress Tests

        Stress echo with AI-700 has the potential to significantly reduce the time, cost and resources needed in the assessment of myocardial perfusion.

  •
  Less Expensive.  We estimate that the cost of performing an ultrasound imaging procedure using our AI-700 contrast agent will be approximately $400 per procedure, representing costs of $200 for the contrast agent and $200 for administering the procedure. Nuclear stress tests typically cost approximately $770 per procedure. Nuclear stress tests are relatively more expensive because the equipment is large and costly and patient throughput is low. Ultrasound equipment is much smaller and generally half the cost of nuclear equipment used for the detection of coronary heart disease.

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

  •
  More Information.  Stress echo with AI-700 has the potential to provide information on both myocardial perfusion and wall motion, whereas nuclear stress tests typically provide good information only on myocardial perfusion. Stress echo has the potential to provide this information immediately whereas images from nuclear stress tests require post-processing and analysis.

  •
  No Radioactivity.  AI-700 is made from a synthetic polymer that does not require special licensing, has the potential of at least a two-year shelf life, and is convenient to use and store. Nuclear stress tests use radioactive materials that create additional costs due to preparation, storage and disposal requirements.

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

Potential Benefits of Stress Echo with AI-700 vs. Stress Echo without Contrast

        Stress echo with AI-700 has the potential to provide broader information for cardiac evaluation.

  •
  More Information.  Stress echo with AI-700 has the potential to provide information on both myocardial perfusion and wall motion, whereas stress echo without contrast provides information only on wall motion.

  •
  Potential for Increased Sensitivity with Perfusion.  Cardiologists seek to identify coronary heart disease early in the disease progression in order to minimize the risk of heart attack. In early coronary heart disease, the coronary artery is only partially blocked, so there may be little or no wall motion abnormality, but there could be a perfusion abnormality. The potential for increased sensitivity has contributed to the popularity of nuclear stress tests. We estimate that in 2004, 8.0 million nuclear stress tests were performed versus 2.7 million stress echo tests. We believe that an ultrasound contrast agent capable of myocardial perfusion imaging would enable stress echo to compete more effectively with nuclear stress testing.

        Clinical Results.    We enrolled over 200 human subjects in our Phase 1 and Phase 2 clinical trials for AI-700. Our Phase 1 clinical trials evaluated the safety and feasibility of myocardial perfusion imaging with AI-700. Our Phase 2 clinical trials evaluated the preliminary safety and efficacy of AI-700 enhanced ultrasound imaging. In our Phase 2 clinical trials, efficacy was measured by comparing the results obtained from myocardial perfusion assessment using AI-700 enhanced ultrasound with those obtained using nuclear stress tests. Our Phase 1 and Phase 2 clinical trials were conducted in the U.S. under an Investigational New Drug Application, or IND. The results of our Phase 2 trials are summarized below. We have filed these results and our protocols for our Phase 3 trials with the FDA. We initiated our Phase 3 clinical program in 2003.

        The "20" Trial.    Our objectives in the "20" trial were to evaluate the safety of AI-700 in subjects with known coronary heart disease as well as in healthy subjects and to determine the optimal imaging procedures for myocardial perfusion assessment using AI-700 enhanced echocardiography. The study included 53 subjects, was conducted by echocardiologists and utilized a variety of commercially available equipment platforms. Subjects enrolled in the "20" trial received a single injection of AI-700 at a variety of doses and were imaged under resting conditions only. The primary efficacy endpoint was agreement between echocardiography with AI-700 and nuclear. Agreement was defined as the percentage of subjects who received the same diagnosis using AI-700 enhanced echocardiography as with nuclear. At the optimal imaging conditions identified during the trial, we met the primary endpoint of this trial.

        The "21" Trial.    Our objectives in the "21" trial were to evaluate the safety and diagnostic efficacy of AI-700 in patients with suspected or confirmed coronary heart disease as well as in healthy subjects. The study included 122 subjects, was conducted by echocardiologists and utilized a variety of commercially available ultrasound equipment platforms and imaging techniques. A variety of doses of AI-700 were evaluated in the trial. Patients enrolled in the "21" trial received two injections of AI-700, one under resting conditions and the other under stressed conditions. All patients received a nuclear stress test and either a stress echo with AI-700 or a stress echo without contrast. The primary efficacy analysis was based on the ability of independent echocardiologists, blinded to all other information, to detect myocardial defects when comparing stress echo images to nuclear stress. In the "21" trial we met the primary efficacy endpoints, which were sensitivity, or the ability to detect disease, and specificity, or the ability to determine the absence of disease.

        Efficacy data.    Comparison of stress echo with AI-700 and nuclear stress for subjects in our Phase 2 trials indicated the following:

  •
  Stress echo with AI-700 versus stress echo without contrast.  Stress echo with both low and high doses of AI-700 resulted in a greater than 30% increase in sensitivity compared to stress echo without contrast, and demonstrated a higher level of agreement with nuclear stress tests versus stress echo without contrast.

  •
  Stress echo with AI-700 versus the nuclear stress test.  Stress echo with both low and high doses of AI-700 agreed with nuclear stress tests in more than three-quarters of all patients.

  •
  Stress echo with AI-700 versus coronary angiography.  Nuclear imaging does not always result in a correct diagnosis of coronary heart disease. The generally agreed gold standard for the diagnosis of coronary heart disease is coronary angiography. In a retrospective exploratory analysis of those patients that underwent coronary angiography, stress echo with AI-700 had the same sensitivity as nuclear stress tests when compared to coronary angiography.

        Safety Data.    None of the subjects in our Phase 1 and 2 clinical trials had serious adverse experiences after the administration of AI-700. The majority of the adverse experiences observed after administration of AI-700 were mild in intensity and of short duration.

        The Phase 3 Program: Detection of Coronary Disease in Patients Being Evaluated for Ischemic Heart Disease. Our Phase 3 program for AI-700 commenced in 2003 under a U.S. Investigational New Drug application and in compliance with applicable European regulatory requirements. The Phase 3 clinical plan provides for a two-part program consisting of a pilot phase (the "pilot study"), under which new investigators and blinded readers have been qualified and trained, and two multi-center pivotal trials (the "32" and "33" trials), each seeking to enroll approximately 300 patients with known or suspected coronary heart disease. The Phase 3 pivotal studies are currently taking place at clinical sites located in North America, Europe and Australia with data from the trials intended for submission to U.S., European and potentially other regulatory authorities. As of March 2005, over 300 patients have been enrolled in the Phase 3 pivotal trials and over 400 patients have been enrolled in the Phase 3 program, including the pivotal trials and the pilot study. We currently anticipate completing cumulative enrollment of at least 600 patients in the pivotal trials during the second half of 2005.

        The Pilot Study.    Our objectives in the pilot study were to train and qualify a sufficient number of clinical sites, investigators and blinded readers for transition into one of the two pivotal trials. These objectives have been accomplished. Clinical sites that were trained in the pilot study transitioned into a pivotal trial when, in our judgment, the clinical site demonstrated that it is prepared to meet the requirements of the clinical trial protocol which, in the pivotal trial requiring nuclear stress tests in all patients, includes conducting both stress echo and stress nuclear studies on the same patient on the same day. Because the pilot study has been conducted for training purposes, there are no defined clinical efficacy endpoints in this study.

        The Pivotal Trials.    More than twenty clinical sites are participating in the pivotal trials, and both trials are active in enrolling patients. As part of the Phase 3 pivotal study design, the evaluation of the stress echo and nuclear stress images from the pivotal trials is performed by panels of blinded readers who receive no information about the patient being evaluated other than the images. The primary efficacy endpoints relative to nuclear stress tests and angiography are set at thresholds that are the same or lower than those already achieved in our Phase 2 trial results. Safety will continue to be tested and evaluated during our pivotal trials.

        The "32" Trial.    All of the patients enrolled in this trial will receive a stress echo study with AI-700 and a nuclear stress test. Patients in this pivotal trial may undergo coronary angiography particularly if they have a positive nuclear stress test result. Patients in this pivotal trial who have a negative nuclear stress test result will be evaluated for ninety days thereafter for cardiac events. The primary endpoints for this pivotal trial are sensitivity and specificity in comparison to nuclear stress testing, angiography or clinical outcome.

        The "33" Trial.    All of the patients enrolled in this trial will receive a stress echo study with AI-700 and will undergo coronary angiography. The majority of patients, but not all, will receive a nuclear stress test. The primary endpoints for this pivotal trial are sensitivity and specificity in comparison to angiography.

        Although we are targeting these clinical endpoints and timing for clinical enrollment in our Phase 3 trials, we cannot assure you that we will successfully achieve results that meet or exceed these clinical endpoints or that enrollment will be completed in 2005.

        Future Indications.    Since AI-700 circulates in the blood and acts as a tracer of blood flow, we believe it has the potential to assist in the assessment of a wide variety of diseases in addition to coronary heart disease. Abnormal blood flow is associated with several life threatening diseases including various forms of cancer, renal artery stenosis and deep vein thrombosis. These diseases often cannot be adequately assessed with ultrasound imaging without contrast, and as a result radiologists currently detect these diseases with more expensive imaging techniques, such as computerized tomography, angiography, nuclear medicine and venography. Ultrasound imaging using AI-700 may offer a cost-effective alternative to these expensive techniques.

  Products from Our Hydrophobic Drug Delivery System, or HDDS

        Broad Applications for the Delivery of Hydrophobic Drugs.    We have developed a proprietary formulation technology called HDDS that converts drugs that do not dissolve well in water, or hydrophobic drugs, into microparticles or nanoparticles of the drugs embedded in small microparticles, such that the drugs can rapidly dissolve in water. Formulation of hydrophobic drugs is often challenging. Since the human body is primarily composed of water, hydrophobic drugs do not dissolve well in the body, which can limit the effectiveness of these drugs. Many promising drugs never make it to market because they are difficult to dissolve. Drug programs are often abandoned after significant investment because suitable formulations for these insoluble drugs are elusive. Many hydrophobic drugs that do make it to market have less than ideal formulations. Developing intravenous formulations of hydrophobic drugs is particularly challenging. Intravenous formulations of drugs can open new markets for drugs like antibiotics that could often be initially prescribed in a hospital setting. In addition, intravenous formulations can expand the market for the oral dosage formulation because physicians typically prefer to discharge patients on the oral formulation of the intravenous formulation administered to the patient in the hospital.

        Market for Hydrophobic Drug Delivery.    We believe that FDA-approved hydrophobic pharmaceuticals generated $120 billion in revenues in 2002. Taxol®, a leading cancer drug with worldwide revenues of $991 million in 2004, is an example of a hydrophobic drug with a less than ideal formulation.

        Current Practice.    Many hydrophobic drugs are comprised of particles that are relatively large and therefore have a limited surface area available for interaction with water. These hydrophobic drugs are often formulated in less than ideal ways in order to make them dissolve. It is possible to increase the dissolution rate of some hydrophobic drugs by increasing their aggregate surface area. To accomplish this, many pharmaceutical companies use a process called micronization, which entails grinding hydrophobic drugs into smaller microparticles. However, the drug particles produced by micronization are often still not small enough to adequately improve dissolution, or to be administered intravenously. Alternatively, oils like Cremophor® are used to dissolve the drugs. However, these oils are often not well tolerated and can require prolonged infusion rather than rapid injections to minimize potential side effects. In addition, some hydrophobic drugs can be formulated into soft gelatin capsules, but these are only suitable for oral administration and encapsulate only a small volume of drug, requiring the administration of many capsules. Sometimes development of these drugs must be terminated because no suitable formulation can be found.

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

        AI-850, Human Proof of HDDS Concept.    AI-850, our initial product candidate utilizing our HDDS technology, is a readily dissolving formulation of the hydrophobic drug, paclitaxel, the active ingredient in the cancer drug, Taxol®. To dissolve paclitaxel, Taxol® contains Cremophor®, which is believed to cause severe hypersensitivity reactions, including an extreme allergic reaction called anaphylaxis. Therefore, Taxol® is typically administered using pre-medications and by long infusions to patients with cancer. By putting paclitaxel into our sponge-like microparticles, we have created a paclitaxel formulation that is free of Cremophor®.

        Product Development Status.    Our Phase 1 human safety study of AI-850 was completed during 2004. The primary goal of the study was to provide human proof-of-concept that our Hydrophobic Drug Delivery System (HDDS™) is capable of intravenously delivering hydrophobic drugs without the need for co-solvents that are inconvenient to administer and are associated with undesirable side effects. The primary objective of this trial was to determine the maximum tolerated dose ("MTD") of AI-850. In the dose escalation study, 22 patients with solid tumors (taxane naïve patients and patients who previously had received taxane therapy) were treated with AI-850 without standard taxane pre-medications in doses up to 250 mg/m2. Infusions of AI-850 were delivered in less than 30 minutes at all doses, which is significantly shorter that the three-hour infusion typically required by Taxol®. The MTD of AI-850 for patients with extensive prior taxane therapy was 205 mg/m2, which is higher than the Taxol® dose of 175 mg/m2 typically used to treat taxane naïve patients with metastatic breast cancer. It is our current plan to seek strategic collaborators for AI-850 before commencing additional clinical testing of this product candidate.

        Future Hydrophobic Drug Delivery Product Candidates.    In addition to the human data generated in the AI-850 Phase 1 trial, we have demonstrated that our HDDS technology improves the dissolution rate of a variety of orally administered, intravenously administered and inhaled hydrophobic drugs, including COX-2 inhibitors, taxanes, calcium channel blockers and anti-fungals. We will seek opportunities to work with other companies on improving their patented hydrophobic drugs and product candidates. In 2003, in conjunction with a large pharmaceutical company, we initiated a feasibility study for the potential application of our HDDS technology in order to create an intravenous formulation of a patented drug approved by the FDA for oral administration. An intravenous formulation of this drug may enable the drug to address a new indication for a life-threatening disease that is treated in the hospital setting. In addition, we will evaluate the feasibility of developing, on our own or in collaboration with others, improved formulations of off-patent hydrophobic drugs.

  Products from Our Pulmonary Drug Delivery System, or PDDS

        Broad Applications for Sustained Release in the Lung. A sustained release delivery system for drugs delivered locally to the lung would be desirable for the treatment of respiratory disease. Relative to systemic drug delivery by the oral or injectable routes, local delivery of respiratory drugs by the pulmonary route allows smaller doses of the drug and minimizes systemic toxicity because the drug can be delivered directly to the site of the disease. Moreover, sustained release of respiratory drugs may offer significant clinical benefit to millions of respiratory patients, including a growing percentage of pediatric patients, by allowing them to take treatments for such diseases as asthma less frequently, and to receive more prolonged and steadier relief. We believe sustained delivery of drugs to the lung also offers the potential for improved safety, by moderating the drug peaks and troughs of immediate release drugs, which can cause added toxicity or reduced efficacy. Our initial development efforts have focused on developing sustained release formulations of asthma drugs. The worldwide 2003 market for inhaled respiratory drugs was $9.7 billion. We believe the delivery of long-acting drugs to the lungs represents a significant medical opportunity. We are not aware of any other sustained release respiratory drug that has been approved or is in clinical trials.

        Current Practice.    Current pulmonary delivery systems are not ideal, delivering inaccurate doses, requiring frequent dosing and losing significant amounts of drug in the delivery process. Most asthma drugs delivered by inhalation are immediate release formulations that must be inhaled multiple times per day, which discourages patient compliance. When patients forget to take their medicine during the day, they may experience complications which may result in increased emergency room visits and hospitalizations. In a recent study, two thirds of all asthma patients did not take their medications as directed. In addition, immediate release formulations often deliver drug levels that peak and trough, causing undesirable toxicity or inadequate efficacy.

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

        AI-128, Our Improved Formulation of an Asthma Drug.    AI-128 is our initial product candidate utilizing our PDDS technology. AI-128 is a sustained release, dry powder formulation of a widely used asthma drug. We believe that AI-128 is the first human demonstration of sustained release drug administration in the lung. AI-128 was originally developed as part of a joint venture with Elan Corporation, plc and affiliates established in 2000. In 2002, for reasons beyond our control, and, to our knowledge, not based on Elan's perception of the performance or prospects of our technology, Elan ceased funding the joint venture, and the joint venture was terminated. In connection with the termination, we agreed to pay Elan a royalty if we commercialize AI-128.

        Potential Benefits over Approved Formulations.    With once-a-day dosing, we believe AI-128 would be more convenient for the patient, reducing non-compliance related complications and costs. By controlling the release rate of the drug to the lung, AI-128 offers the potential for improved safety. Slowing drug release in the lung offers the potential for a lower peak concentration of drug in the systemic circulation.

        Clinical Results.    We completed a European Phase 1 clinical trial with AI-128. The study was conducted in accordance with applicable local regulatory requirements. In this trial, we demonstrated that approximately 80% of inhaled AI-128 was delivered to the intended target, the upper lung. These trials also demonstrated that the microparticles remained in the lung for up to 24 hours, the period of time that we believe is required for once-daily dosing, and that the drug was released from the microparticles in the lung over a 12 to 24-hour period.

        Future Applications.    We believe our PDDS technology may enable improved formulations of other locally acting asthma drugs as well as allow drugs that must be delivered into the bloodstream for systemic therapy to be administered by inhalation through the lung. We have demonstrated in pre-clinical studies that we can create sustained release, dry-powder reformulations of drugs currently used to treat respiratory disease. We believe that one or more of such reformulations could have many of the benefits AI-128 potentially offers. Moreover, many large molecule drugs, such as proteins, cannot be delivered orally because they are destroyed by enzymes in the gastrointestinal system. As a result, they often must be injected subcutaneously or intramuscularly several times per week in order to get an adequate amount of the drug into the body's general circulation. Since the lung does not contain these destructive enzymes, systemic delivery of these drugs via the pulmonary route could be more convenient and require less dosing. We plan to seek both proprietary and collaborative opportunities for these drug formulations.

Research and Development

        Over the past three fiscal years, we have made material expenditures on research and development. In the fiscal years ending December 31, 2002, 2003, and 2004, research and development expenses were approximately $13.5 million, $14.2 million and $25.6 million, respectively.

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

        Medium microparticles are microparticles between 10 and 100 microns in size. These particles are small enough to fit through a needle, and therefore are suitable for injection subcutaneously, which is under the skin, or intramuscularly, which is into the muscle. These microparticles have been used primarily to deliver drugs, which cannot be delivered orally because they are destroyed in the gastrointestinal system. However, medium microparticles cannot be injected intravenously because they are too large to fit through the body's smallest blood vessels, or capillaries, and like large microparticles, are unsuitable for delivery via the pulmonary route.

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

  Microparticle Porosity

        The ability to vary the porosity of microparticles on a consistent basis can be critical to the successful use of microparticles in pharmaceutical products. For instance, in ultrasound contrast imaging, we believe it is advantageous to use microparticles that are highly porous on the inside but with limited porosity in the shell. Porosity on the inside of microparticles enables them to contain more of the active ingredient, which is gas, than particles that are dense. Limiting porosity in the shell prevents gas leakage and enables the retention of the gas inside the particle. Furthermore, pores can facilitate absorption of water into a microparticle, which is useful in getting hydrophobic drugs to dissolve more quickly, and useful for controlling the release of a drug from a sustained release system. Finally, in drug delivery to the lung, it is advantageous to use microparticles of various porosities, which controls density, because the size and density of the microparticles dictates where in the lung they will be delivered.

  Microparticle Production Using Spray Drying

        We believe the use of small, porous microparticles has not reached its full potential in the delivery of drugs. We believe that current manufacturing processes for creating small microparticles have low yields, have not been adapted for use with encapsulating materials like synthetic polymers, have low encapsulation efficiency and are difficult to combine with other technologies, such as coating technologies. We believe that the use of porosity to improve drug formulations has been underutilized because an efficient process for creating porous microparticles at commercial scale did not exist. Our porous microparticle technology was designed to address the limitations of existing manufacturing processes.

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

  •
  Results in relatively high levels of residual solvents, which can be problematic for the stability and safety of the drug.

  •
  Often operates at high temperatures, making it difficult to use with drugs that are unstable at higher temperatures.

  •
  Is not well-suited to sterile, or aseptic, processing, which is required for most intravenously administered drugs and is beneficial for pulmonary-delivered drugs.

        Our proprietary porous microparticle technology platform consists of two key components—a multi-chamber spray dryer and pore-forming agents.

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

        We have improved the drying capability of standard spray dryers by adding additional drying chambers through which the microparticles travel. The additional drying chamber consists of a large, narrow coil through which the particles can be dried at multiple temperatures and at high linear gas velocities. As a result, our spray dryers allow high throughput drying, higher yield and lower residual solvent than conventional spray dryers do. The additional drying chamber allows the microparticles to remain in the drying phase for a longer period of time, thereby increasing the amount of moisture and residual solvents that are removed during the drying phase. This innovation, which is the subject of three of our issued patents, improves yield by reducing the amount of microparticles that cling to the surfaces of the spray dryer due to inefficient drying. Accordingly, we believe that this technology is appropriate for the encapsulation of drugs using expensive raw materials. This innovation enables us to increase the drying time and lower the drying temperature for drugs. Accordingly, we believe this technology is appropriate for the encapsulation of drugs, like proteins, which are unstable at higher temperatures.

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

  Our Patented Pore-Forming Agents

        We have developed a patented process technology for creating porous microparticles. To create pores in our microparticles we add pore-forming agents to the solution before we put it through the spray dryer. These pore-forming agents create bubbles, similar to the bubbles in carbonated beverages. These bubbles are formed while the solution is being converted into a microparticle in the spray dryer. The bubbles create pores in the microparticle and the pore-forming agents are removed during the drying process. We can vary the number and size of the pores by varying the amount of pore-forming agents we add to the process. In this way we can design microparticles that are porous or sponge-like.

Reimbursement

        We intend to focus on obtaining coverage and reimbursement from Medicare, Medicaid and private insurers for our product candidates. Although there can be no assurance that we will be successful in obtaining third-party reimbursement, we believe we will be successful in obtaining this reimbursement for our lead product candidate, AI-700.

        Effective January 2001, the Centers for Medicare and Medicaid Services, formerly known as the Health Care Financing Administration, implemented a reimbursement code that provides for reimbursement for the use of injectable contrast material in echocardiography in a physician's office and hospital outpatient setting. Currently, the reimbursed rate for all three of the ultrasound contrast agents FDA-approved for use in LVO and EBD in patients with suboptimal images is over $100 per vial. Although private insurers make their own decisions on reimbursement, they typically follow the lead of the Centers for Medicare and Medicaid Services, which manage reimbursement for Medicare and Medicaid.

        We plan to apply for a new reimbursement code at a higher rate. We believe ultrasound imaging using AI-700 for myocardial perfusion assessment, which involves dosing of patients for a resting echo study followed by a second dose for a stress echo study, will provide at least the same clinical information as nuclear stress tests (which also requires dosing for a rest study followed by dosing for a stress study), but at much lower total study cost, due in part to higher capital equipment costs, longer procedure times and radioactive material handling issues associated with nuclear stress tests. Given these expected cost advantages, we believe that AI-700 will ultimately obtain adequate reimbursement in this era of managed care, where the federal government and private insurers are striving to lower the total cost of delivering state-of-the-art healthcare. Further, in the treatment of hospital inpatients, who are usually subject to a fixed total reimbursement based solely on their diagnosis and not on the test used, we expect that hospital staffs will be encouraged to use the much lower cost ultrasound test with AI-700, if and when it is approved by FDA, rather than the more expensive nuclear test. Our efforts to obtain a higher reimbursement rate can begin prior to our product's approval and will probably require about two years for completion. The current reimbursement codes cover hospital outpatient and physician offices, which are the locations where almost all stress echoes are performed. In the period immediately following the potential launch of our product, we believe that the current reimbursement rates for ultrasound contrast agents should enable us to sell our product at attractive margins.

Manufacturing

        In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing and office space in Tewksbury, Massachusetts. In September 2004, we began to build-out the manufacturing space of this facility for commercial manufacturing of AI-700. We intend to demonstrate that we can produce AI-700 at a commercial manufacturing scale prior to our filing of a NDA for AI-700 and, subject to required regulatory approvals, we intend to manufacture AI-700 in this facility for commercial use. We plan to produce AI-700 development batches in this facility commencing in late 2005 and to complete our qualification of the facility in 2006. This commercial manufacturing facility must comply with current good manufacturing practices, or cGMPs, enforced by the FDA and overseas regulatory agencies. We have identified potential primary and secondary suppliers of the raw materials used in the production of AI-700.

        We have historically outsourced the production of our product candidates used in our clinical trials to qualified third parties. For example, we produced the clinical trial materials to be used in our Phase 3 clinical trials for AI-700 and our Phase 1 clinical trials for AI-850 at Hollister-Stier Laboratories with the involvement of our manufacturing personnel. These third-party manufacturing facilities must comply with cGMPs, enforced by the FDA. We plan to manufacture some future materials, in particular for pre-clinical toxicology testing, at our production facilities in Watertown, Massachusetts, and may continue to outsource production of pre-clinical or clinical trial materials to third party contract manufacturers.

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

        As of March 1, 2005, we owned sixteen issued U.S. patents, one allowed U.S. patent and fourteen U.S. patent applications. We charge all patent-related expenses to operations as incurred. Three of our issued U.S. patents are directed to aspects of the spray drying method for manufacturing microparticles. Three issued U.S. patents and eight U.S. patent applications are related to various aspects of our porous microparticle delivery technology. Four issued U.S. patents, one allowed U.S. patent application and five U.S. patent applications relate to aspects of the AI-850 product and the delivery of hydrophobic drugs. We also own a number of pending international and foreign patent applications corresponding to these U.S. patents and applications. Our issued U.S. patents are listed below:

U.S. Patent No.	Date Issued	Expiration Date	Subject
5,611,344	March 18, 1997	March 5, 2016	Microencapsulated fluorinated gases for use as imaging agents.
5,837,221	November 17, 1998	July 29, 2016	Polymer-lipid microencapsulated gases for use as imaging agents.
5,853,698	December 29, 1998	March 5, 2016	Method for making porous microparticles by spray drying.
6,045,777	April 4, 2000	June 30, 2017	Method for enhancing the echogenicity and decreasing the attenuation of microencapsulated gases.
6,132,699	October 17, 2000	March 5, 2016	Microencapsulated fluorinated gases for use as imaging agents.
6,223,455	May 1, 2001	May 3, 2019	Spray drying apparatus and methods of use.
6,308,434	October 30, 2001	May 3, 2019	Spray dry method.
6,395,300	May 28, 2002	November 4, 2019	Porous drug matrices and method of manufacture.
6,423,345	July 23, 2002	February 22, 2019	Lipid polymer compositions for enhanced drug delivery.
6,560,897	May 13, 2003	June 15, 2019	Spray drying apparatus and methods of use.
6,589,557	July 8, 2003	November 4, 2019	Porous celecoxib matrices and methods of manufacture.
6,610,317	August 26, 2003	May 25, 2020	Porous paclitaxel matrices and methods of manufacture thereof.
6,645,528	November 11, 2003	November 4, 2019	Porous drug matrices and methods of manufacture thereof.
6,689,390	February 10, 2004	February 22, 2019	Matrices Formed of Polymer and Hydrophobic Compounds for Use in Drug Delivery.
6,730,322	May 4, 2004	February 22, 2019	Matrices Formed of Polymer and Hydrophobic Compounds for Use in Drug Delivery.
6,800,297	October 5, 2004	November 4, 2019	Porous COX-2 Matrices and Methods of Manufacture Thereof

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

        Our planned or potential products may be covered by third-party patents or other intellectual property rights, in which case we would need to obtain a license or sublicense to these rights to continue developing or marketing these products. Although from time to time we receive correspondence from and have discussions with third-parties concerning the patent position of such third-parties, as of the date of this prospectus we have never received correspondence from any third-party regarding an allegation of infringement. Any required licenses or sublicenses may not be available to us on acceptable terms, if at all. If we do not obtain any required licenses or sublicense, we could encounter delays in product introductions while we attempt to design around these patents, or could find that the development, manufacture or sale of products requiring these licenses is foreclosed.

        We know of U.S. and foreign patents issued to third parties that relate to aspects of our product candidates. We are aware of U.S. and foreign patents owned by third parties, including potential competitors, that arguably cover aspects of our AI-700 contrast agent, although based on advice from our patent counsel we believe that these claims are not infringed and/or are invalid. The owners or licensees of these patents may file one or more infringement actions against us. Any infringement action by the owners or licensees of these patents could cause us to incur substantial costs defending the lawsuits and could distract our management from our business, even if the allegations of infringement are unwarranted. A U.S. or foreign court may find that the relevant claims of the U.S. and foreign patents are valid and enforceable, and that the manufacture, use, sale, offer for sale or importation of the AI-700 product infringes these claims. If our AI-700 contrast agent is found to infringe a third party's patent, the patent owners or licensees could secure judgments that require us to pay substantial damages and/or injunctions or other court orders that could prevent us from making, using, selling, offering for sale or importing AI-700. They could also secure judgments that prevent our customers from using AI-700. We also know of patent applications and issued patents filed by other parties in the United States and various foreign jurisdictions that relate to some aspects of our other product candidates. These patents and patent applications, if issued, could subject us to infringement actions or require that we obtain licenses which may not be available under reasonable terms or at all, although based on advice from our patent counsel we believe that these claims are not infringed and/or are invalid.

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

        The process required by the FDA under the new drug provisions of the Federal Food, Drug and Cosmetic Act before our products may be marketed in the United States generally involves the following:

  •
  pre-clinical laboratory and animal tests performed under the FDA's Good Laboratory Practices regulation;

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

        Human clinical trials are typically conducted in three sequential phases that may overlap:

  •
  Phase 1:    The drug is initially introduced into healthy human subjects or patients and tested for safety and dosage tolerance. Absorption, metabolism, distribution and excretion studies are generally performed at this stage.

  •
  Phase 2:    The drug is studied in exploratory therapeutic trials in a limited number of subjects with the disease or medical condition for which the new drug is intended to be used in order to identify possible adverse effects and safety risks, to determine the preliminary or potential efficacy of the product for specific targeted diseases or medical condition and to determine dosage tolerance and the optimal effective dose.

  •
  Phase 3:    When Phase 2 evaluations demonstrate that a specific dosage range of the drug is likely to be effective and has an acceptable safety profile, confirmatory therapeutic Phase 3 trials are undertaken to demonstrate clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites.

        We cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 testing of our product candidates within any specific time period, if at all. Furthermore, the FDA, the Institutional Review Board or the sponsor may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

        The FDA's policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations that could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

  Foreign Regulatory Approval

        Outside the United States, our ability to market our products will also be contingent upon receiving marketing and pricing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all the risks associated with FDA approval described above. The requirements governing conduct of clinical trials and marketing authorization vary widely from country to country.

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

        We, or a partner to whom we have assigned the right, will choose the appropriate route of European regulatory filing. In 2004, we entered into a strategic partnership with Nycomed under which they are primarily responsible for regulatory strategy and approval in Europe for our lead product candidate, AI-700. However, the chosen regulatory strategy for our product candidates may not secure regulatory approvals or approvals of the chosen product indications. These approvals, if obtained, may take longer than anticipated. We cannot assure you that any of our product candidates will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized.

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

        Nuclear stress testing is an established technique for assessing myocardial perfusion. Radioactive contrast agents that are approved by the FDA for use in nuclear stress tests include Cardiolite®, which is marketed by Bristol-Myers Squibb Company; Myoview®, which is marketed by GE Healthcare; and thallium, which is marketed by GE Healthcare, Bristol-Myers Squibb and Tyco International.

        Stress echo without ultrasound contrast is an established technique for detecting abnormal wall motion, which some cardiologists may find satisfactory for the detection of coronary heart disease. However, stress echo without contrast is incapable of assessing myocardial perfusion. We believe that ultrasound with AI-700 will enable stress echo to provide information on myocardial perfusion in addition to wall motion.

        No ultrasound contrast agent has been approved by the FDA for use in myocardial perfusion imaging or stress echo. However, we are aware of other companies that are or may be developing ultrasound contrast agents for use in stress echo. CardioSphere™, which is being developed by Point Biomedical Corporation, is an ultrasound contrast agent for the assessment of myocardial perfusion. In 2004, Point announced that it had completed two pivotal Phase 3 trials and plans to file an NDA with the FDA. In addition, some companies have ultrasound contrast agents that are FDA approved for LVO and EBD in patients with suboptimal images or are in development. In the future, these companies may seek to broaden their indications to include stress echo and myocardial perfusion assessment. These FDA-approved agents include Optison®, which is marketed by GE Healthcare; Definity®, which is marketed by Bristol-Myers Squibb; and Imagent®, which is marketed by Imcor. SonoVue®, which is being developed by Bracco, is an ultrasound contrast agent which we believe is in late stage clinical development for LVO and EBD and for radiology applications, but as of the date of this prospectus, to our knowledge, has not received final approval from the FDA.

        AI-850, our reformulation of paclitaxel, if approved for marketing and sale, will also face intense competition. We are aware of companies, such as American Pharmaceutical Partners, NeoPharm and Sonus Pharmaceuticals that are applying significant resources and expertise to developing reformulations of paclitaxel for intravenous delivery that will compete with our current product candidate. In early 2005, American Pharmaceutical Partners received FDA approval for their product. None of these other reformulations has received approval from the FDA. Other companies, such as Cell Therapeutics, are developing new chemical entities that involve paclitaxel conjugated, or chemically bound, to another chemical. None of these new chemical entities have received final approval from the FDA. In addition, a number of companies have developed technology for delivering hydrophobic drugs.

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

Employees

        As of March 1, 2005, we had 79 full-time employees, including 64 in research and development and 15 in general and administrative. Ten of our employees have M.D.s and/or Ph.D.s. From time to time, we also employ independent contractors to support our engineering and administrative organizations. None of our employees are represented by a collective bargaining unit and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Organization and Trademarks

        We were organized as a Delaware corporation on July 12, 1993.

        We have trademarks in the United States and other countries, including "Acusphere," "HDDS" and "PDDS" and our logo. This Annual Report on Form 10-K also contains the trademarks and tradenames of other entities that are the property of their respective owners.

Financial Information

        The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

        Our primary offices and laboratory facilities are located in one 47,500 square foot facility located in Watertown, Massachusetts. We lease the space in this facility under a ten year operating lease that expires in December 2011. A portion of our 47,500 square foot facility has not been internally built-out pending our demand for the space. We intend to improve and use this space when needed. We anticipate that this currently unused space will in the coming years be needed to expand our employee office area and our internal laboratory and pilot-manufacturing capabilities.

        In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. This lease has a five year, nine month term with options to extend the lease for up to two additional five-year terms at predetermined rental rates. In September 2004, we began efforts to build-out this facility to meet the initial commercial manufacturing requirements of AI-700. In 2005, we expect to spend an aggregate of approximately $20 million, excluding the cost of our manufacturing equipment, to build-out the Tewksbury facility. Historically, our personnel have manufactured clinical trial material at a manufacturing facility operated by a third-party contract manufacturer.

        We believe that our existing facilities, subject to the successful build-out and qualification of the commercial manufacturing facility in Tewksbury, Massachusetts, are adequate to meet our current and foreseeable requirements and that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At our Special Meeting of Stockholders held on October 15, 2004, our stockholders approved the following:

        The issuance and sale of 574,478 shares of common stock and warrants to purchase up to 114,895 shares of our common stock in a private offering on the terms described in our Proxy Statement dated September 17, 2004:

Votes for	Votes Withheld	Abstain
11,531,664*	950,137	6,679
    *
    Of these shares, 9,424,173 were entitled to vote on the proposal.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock is currently traded on The Nasdaq National Market under the symbol "ACUS." The following table sets forth the high and low closing prices for our Common Stock as reported on The Nasdaq National Market for the periods indicated, as adjusted to the nearest cent.

	High	Low
Year Ended December 31, 2005:
First quarter (through March 11, 2005)	$6.47	$5.36
Year Ended December 31, 2004:
Fourth quarter	$6.90	$6.10
Third quarter	$8.07	$5.98
Second quarter	$8.47	$5.73
First quarter	$10.40	$8.35
Year Ended December 31, 2003:
Fourth quarter (commencing with our first day of trading on October 8, 2003)	$14.03	$6.99

        On March 11, 2005, the last reported sale price of the Common Stock on The Nasdaq National Market was $5.50 per share. As of March 1, 2005, there were approximately 153 holders of record of the Common Stock, excluding multiple beneficial holders at depositories, banks and brokers included as a single holder in the single "street" name of each respective depository, bank or broker.

Dividend Policy

        We have never declared or paid a cash dividend on our common stock, and we currently do not anticipate paying any cash dividends on our common stock in the foreseeable future.

        In February 2005 we issued and sold 900,000 shares of our 6 1/2% convertible exchangeable preferred stock. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December, commencing June 1, 2005. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments.

        Delaware law limits our ability to pay cash dividends on the preferred stock. Under Delaware law, cash dividends may only be paid from "surplus" or, if there is no "surplus," from our net profits for the current or preceding fiscal year. Delaware law defines "surplus" as the amount by which the total assets of a corporation, after subtracting its total liabilities, exceed the corporation's capital, as determined by its board of directors. Although we currently intend to pay cash dividends on our preferred stock, our ability to pay these dividends will depend upon our financial results, liquidity and financial condition. Unless we have paid or set aside cumulative dividends in full on our preferred stock for all past dividend periods and sufficient funds shall have been set apart for the payment of the dividend for the current period with respect to our preferred stock, we may not declare or pay or set aside cash dividends on our common stock and we may not redeem, purchase or otherwise acquire any of our common stock except under limited circumstances.

        Except for dividends payable on our preferred stock, we currently intend to retain all of our future earnings, if any, to finance operations. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

        See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Recent Sales of Securities

        In February 2005, we issued 900,000 shares of 6 1/2% convertible exchangeable preferred stock resulting in aggregrate gross proceeds to us of $45.0 million (net proceeds of approximately $41.5 million after deducting underwriting discounts and commissions and estimated offering expenses). In conjunction with this offering, we granted the underwriters a 30-day option to purchase up to an additional 100,000 shares of preferred stock solely to cover over-allotments, if any. Each share of preferred stock has a liquidation preference of $50 per share and is convertible into 7.2886 shares of our common stock, representing a conversion price of $6.86 per share. Dividends will be cumulative from the date of original issue at the annual rate of $3.25 per share of preferred stock, payable quarterly. The preferred shares were sold under a shelf registration statement that was declared effective by the Securities and Exchange Commission on January 7, 2005.

        In October 2004, we completed the second and final closing of the $21.5 million private financing resulting in aggregate gross proceeds to us of approximately $3.6 million (net proceeds of approximately $3.2 million) and the issuance of 574,478 shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 114,895 shares of common stock at an exercise price of $8.50 per share. We expect to use the net proceeds from the financing to further fund the development program for AI-700 and for working capital and general corporate purposes.

        All of the shares of common stock sold in the $21.5 million private placement were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-3 that was declared effective by the Securities and Exchange Commission on November 10, 2004. The warrants granted as part of this private placement expire four years from their respective dates of grant and do not include a cashless exercise feature.

        In July 2004, we entered into definitive purchase agreements with institutional and accredited investors for a $21.5 million private placement of up to 3,440,000 newly issued shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 688,000 shares of common stock at an exercise price of $8.50 per share. In August 2004, a partial closing of this private placement was consummated, resulting in aggregate gross proceeds to us of approximately $17.9 million (net proceeds of approximately $16.5 million) and the issuance of 2,865,522 shares of common stock and warrants to purchase up to an additional 573,105 shares of common stock.

        On October 14, 2003, we closed the sale of an aggregate of 3,750,000 shares of our common stock, $0.01 par value, in our initial public offering at a price to the public of $14.00 per share. The managing underwriters in the offering were SG Cowen Securities Corporation, Thomas Weisel Partners LLC, U.S. Bancorp Piper Jaffray and Friedman Billings Ramsey. All of the shares of common stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-106725) that was declared effective by the SEC on October 7, 2003 and a Registration Statement filed pursuant to Rule 424(b) under the Securities Act that was filed on October 8, 2003 (Reg. No. 333-106725). The offering commenced on October 7, 2003 and did not terminate until after the sale of all of the securities registered in the Registration Statement. There were no selling stockholders in the offering.

        The aggregate proceeds of the offering amount registered on our behalf was $52.5 million. In connection with the offering, we paid $3.7 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.2 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $47.6 million. The proceeds to us have conformed with our intended use outlined in the prospectus related to the offering.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data set forth below has been derived from our audited financial statements. This information should be read in conjunction with the financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Statement of Operations Data:
Collaboration Revenue	$—	$—	$—	$—	$1,714
Operating Expenses:
Research and development	9,978	11,536	13,545	14,228	25,620
General and administrative	2,517	3,893	3,906	4,173	5,581
Stock-based compensation	16	1,076	2,195	1,307	940

Total operating expenses	12,511	16,505	19,646	19,708	32,141
Equity in loss of joint venture	(12,015)	(1,965)	(1,183)	—	—
Interest and other income (expense), net	97	193	(1,067)	(2,215)	468

Net loss	(24,429)	(18,277)	(21,896)	(21,923)	(29,959)
Accretion of dividends and offering costs on preferred stock	(4,218)	(6,249)	(6,666)	(5,948)	—

Net loss available to common stockholders	$(28,647)	$(24,526)	$(28,562)	$(27,871)	$(29,959)
Net loss available to common stockholders per share—Basic and diluted	$(64.18)	$(50.81)	$(35.39)	$(6.66)	$(1.92)
Weighted average shares outstanding—Basic and diluted	446	483	807	4,188	15,603

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$25,275	$15,599	$7,992	$54,562	$45,180
Working capital	18,457	10,749	2,899	50,931	34,142
Total assets	29,092	24,457	13,367	58,924	62,003
Long-term debt, net of current portion	1,104	5,290	1,726	205	3,360
Redeemable convertible preferred stock	85,009	97,739	91,467	—	—
Total stockholders' (deficit) equity	(64,030)	(86,228)	(85,348)	54,375	45,509

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements contained herein, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operation," contains certain projections, estimates and other forward-looking statements. "Forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995, are not historical facts and involve a number of risks and uncertainties. Words herein such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "intends," "potential," and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

        Forward-looking statements include, but are not limited to: our plans to develop and market new products and the timing of these development programs, in particular the timing of clinical trials and regulatory milestones for AI-700; our clinical development of product candidates, clinical trials and our ability to obtain and maintain regulatory approval for our product candidates; our estimates regarding our capital requirements and our needs for additional financing; our estimates of expenses and future revenues and profitability; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract collaborators with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate collaborations, license agreements and other collaborative efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the manufacturing capacity for our product candidates, including our plans to build out and qualify a commercial manufacturing facility for AI-700.

        Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of factors discussed in Item 7 under "Certain Factors Which May Affect Future Results" and elsewhere in this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

        The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

        We are a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using our proprietary porous microparticle technology. We are focused on developing proprietary drugs that can offer significant benefits such as improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. Our three initial product candidates are designed to address large unmet clinical needs within cardiology, oncology and asthma. Our lead product candidate is a cardiovascular drug in Phase 3 clinical development for the detection of coronary heart disease, the leading cause of death in the United States.

        We created our initial product candidates using technology that enables us to control the size and porosity of particles in a versatile manner, so we can customize the particles to address the delivery needs of a variety of drugs. We are focused on creating porous microparticles that are smaller than red blood cells. Some of these microparticles are nanoparticles which are smaller than 1 micron. Small microparticles are important for delivering drugs intravenously so that they can pass through the body's smallest blood vessels, for increasing the surface area of a drug so that the drug will dissolve more rapidly, and for delivering drugs to the lung via inhalation. Porosity is important for entrapping gases in microparticles, for controlling the release rate of the drug from a microparticle, and for targeting inhaled drugs to specific regions of the lung.

        We have incurred significant operating losses to develop our product candidates and we anticipate continuing to incur significant operating losses in the coming years. In particular, we expect to incur significant additional expenses and experience other significant capital requirements for the conduct of our Phase 3 clinical program for AI-700 and to complete the build-out and qualification of a manufacturing facility for the initial commercial manufacture of AI-700. Since our inception, we have funded our operations primarily through private and public placements of equity securities, equipment-backed financings and other debt financings.

AI-700 Clinical Trial Update

        The Phase 3 clinical plan provides for a two-part program consisting of a pilot phase (the "pilot study"), under which new investigators and blinded readers have been qualified and trained, and two multi-center pivotal trials (the "32" and "33" trials), each seeking to enroll approximately 300 patients with known or suspected coronary heart disease. The Phase 3 pivotal studies are currently taking place at clinical sites located in North America, Europe and Australia with data from the trials intended for submission to U.S., European and potentially other regulatory authorities. As of March 2005, over 300 patients have been enrolled in the Phase 3 pivotal trials and over 400 patients have been enrolled in the Phase 3 program, including the pivotal trials and the pilot study. We currently anticipate completing cumulative enrollment of at least 600 patients in the pivotal trials during the second half of 2005.

        The Pilot Study.    Our objectives in the pilot study were to train and qualify a sufficient number of clinical sites, investigators and blinded readers for transition into one of the two pivotal trials. These objectives have been accomplished. Clinical sites trained in the pilot study transitioned into a pivotal trial when, in our judgment, the clinical site demonstrated that it is prepared to meet the requirements of the clinical trial protocol which, in the pivotal trial requiring nuclear stress tests in all patients, includes conducting both stress echo and stress nuclear studies on the same patient on the same day. Because the pilot study has been conducted for training purposes, there are no defined clinical efficacy endpoints in this study.

        The Pivotal Trials.    More than twenty clinical sites are participating in the pivotal trials, and both trials are active in enrolling patients. As part of the Phase 3 pivotal study design, the evaluation of the stress echo and nuclear stress images from the pivotal trials is performed by panels of blinded readers who receive no information about the patient being evaluated other than the images. The primary efficacy endpoints relative to nuclear stress tests and angiography are set at thresholds that are the same or lower than those already achieved in our Phase 2 trial results. Safety will continue to be tested and evaluated during our pivotal trials.

        The "32" Trial.    All of the patients enrolled in this trial will receive a stress echo study with AI-700 and a nuclear stress test. Patients in this pivotal trial will undergo coronary angiography only if they have a positive nuclear stress test result. Patients in this pivotal trial who have a negative nuclear stress test result will be evaluated for ninety days thereafter for cardiac events. The primary endpoints for this pivotal trial are sensitivity and specificity in comparison to nuclear stress testing, angiography or clinical outcome.

        The "33" Trial.    All of the patients enrolled in this trial will receive a stress echo study with AI-700 and will undergo coronary angiography. The majority of patients, but not all, will receive a nuclear stress test. The primary endpoints for this pivotal trial are sensitivity and specificity in comparison to angiography.

        Although we are targeting these clinical endpoints and timing for clinical enrollment in our Phase 3 trials, we cannot assure you that we will successfully achieve results that meet or exceed these clinical endpoints or that enrollment will be completed in 2005.

European Collaboration Agreement

        In July 2004, we entered into a collaboration, license and supply agreement with Nycomed pursuant to which we granted Nycomed rights to develop and market AI-700 in Europe. As part of the Agreement, Nycomed has agreed to provide up to $70 million in license fees, research and development funding, and milestone payments, including $12 million in payments over the first two years. These near-term payments include $4 million in upfront license fees and $8 million in research and development funding payable in eight equal quarterly installments. The remaining $58 million in milestone payments are related to regulatory approvals and achievement of certain sales goals. In addition, Nycomed has agreed to pay us to manufacture AI-700 for them and to pay us royalties on Nycomed's sales of AI-700. Nycomed will be responsible for sales, marketing and the regulatory submissions required for marketing throughout its sales territory, which includes the member states of the European Union, as well as Russia/CIS and Turkey. During the fiscal year ended December 31, 2004, we began to recognize revenues derived from our collaboration with Nycomed.

        The Nycomed agreement is subject to termination provisions. Under certain of these termination provisions, if the Company fails in any material respect to use all commercially reasonable efforts to carry out referenced obligations under the agreement, we would be obligated to pay Nycomed liquidated damages of up to $12 million. We plan to carry out all of these obligations, which we believe are in our control. There can be no assurance that termination of this agreement will not occur or that such termination would not result in the Company incurring liquidated damages of up to $12 million.

Financial Operations Overview

        Revenue.    We have not generated any revenue from product sales since our inception. In connection with our collaboration agreement with Nycomed, we expect to receive $12 million in license fees and research and development payments from July 2004 through June 2006. Further in the future, we will seek to generate revenue from a combination of product sales, up-front or milestone payments and manufacturing payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our products and intellectual property. Upon commencement of our collaboration agreement with Nycomed, we emerged from development stage for accounting purposes.

        Research and Development Expense.    Research and development expense consists of expenses incurred in developing, manufacturing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, costs of facilities and the legal costs of pursuing patent protection on select elements of our intellectual property. We expense research and development costs, including patent related costs, as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. Development programs for later stage product candidates, such as AI-700, tend to cost more than earlier stage programs due to the length and the number of patients enrolled in clinical trials for later stage programs and due to costs of scaling production to commercial scale.

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

        Stock-Based Compensation Expense.    Stock-based compensation expense, which is a non-cash charge, results principally from stock option grants to our employees at exercise prices deemed for accounting purposes to be below the fair market value of our stock on the date the stock options were granted ("fixed awards"). Prior to our initial public offering, which closed on October 14, 2003, we granted certain stock options for which the exercise prices were deemed for accounting purposes to be below the fair value of the underlying common stock resulting in our recording stock-based compensation expense associated with such grants. Stock-based compensation expense is also recorded for stock option grants to non-employees and for restricted stock grants provided to directors and advisors in lieu of cash compensation. Deferred compensation (for accounting purposes) on fixed awards is amortized as a charge to operations over the vesting periods of the options and grants, subject to adjustment for forfeiture during the vesting period.

        Equity in Loss of Joint Venture.    In June 2000, we established in collaboration with Elan Corporation, plc and its affiliates ("Elan") a joint venture, Acusphere Newco, Ltd., a Bermuda corporation, to develop and commercialize pulmonary drug delivery product candidates. In September 2002, we reached an agreement with Elan terminating the joint venture in a cash-free transaction. Equity in loss of joint venture consists of our portion of the losses from Acusphere Newco, Ltd. from June 2000, when the joint venture was established, until September 2002, when the joint venture was terminated. In connection with the termination of the joint venture we recorded a loss of $381,000 for an amount previously recorded as due from Elan.

        Interest and Other Income (Expense).    Interest income consists of interest earned on our cash, and cash equivalents. Interest expense consists of interest incurred on equipment leases and on debt financings.

        Accretion of Dividends and Offering Costs on Convertible Preferred Stock.    Accretion of dividends and offering costs on convertible preferred stock primarily consists of dividends on convertible preferred stock. Prior to conversion of convertible preferred stock to common stock, which occurred on October 14, 2003 upon the completion of our initial public offering, our convertible preferred stock was entitled to accretion of dividends, the amount of which decreased the amount of stockholders' equity available to common stockholders and effectively increases the loss per share of common stock. After October 14, 2003, no existing convertible preferred stock is outstanding, and accordingly there will be no further accretion of dividends and offering costs on these shares. All preferred stock dividends which were accreted before October 14, 2003 were forfeited by the preferred stockholders on that date in connection with the conversion of these preferred shares to common stock.

Results of Operations

        Revenue.    Collaboration revenue was $1.7 million in the year ended December 31, 2004 compared to no collaboration revenue recognized in 2003 and 2002. Collaboration revenue was earned under our agreement with Nycomed which was entered into in July 2004. Under this agreement, excluding any payments that we might receive based upon the achievement of specified milestones, we are scheduled to receive $12 million in license fees and research and development payments through June 2006, of which $6.0 million was received through December 31, 2004. We are recognizing revenue associated with these payments ratably over a period of forty-two months, representing the estimated development period over which such fees are earned.

        Research and Development Expense.    Research and development expense for the year ended December 31, 2004 was $25.6 million compared to $14.2 million in 2003 and $13.5 million in 2002. The $11.4 million increase in 2004 over 2003 represented an increase of 80% and the $0.7 million increase in 2003 over 2002 represented an increase of 5%.

        In 2004 compared to 2003, the higher research and development expense primarily resulted from increased activities in the AI-700 Phase 3 clinical program, including clinical site costs, data management costs, independent clinical monitoring costs and costs of manufacturing clinical materials. The increase in research and development costs also includes costs associated with increasing full and part-time personnel. In 2003 compared to 2002, the higher research and development expense primarily resulted from costs associated with the start of our Phase 3 clinical program for AI-700, including increased costs associated with clinical site training and clinical site monitoring.

        The following table summarizes the primary components of our research and development expense for the years ended December 31, 2002, 2003 and 2004. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any individual project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in aggregate in support of all research and development.

	Years Ended December 31,
	2002	2003	2004
	(In thousands)
AI-700	$5,332	$8,560	$18,522
AI-850 and AI-128	2,992	777	151
Other	1,490	1,305	2,021

Total direct costs	9,814	10,642	20,694
Facility costs	2,106	1,962	2,745
Depreciation	1,363	1,299	1,261
Patent costs	262	325	919

Total research and development expense	$13,545	$14,228	$25,619

        Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our primary research and development programs are as follows:

  •
  Late Stage Clinical Development Program (AI-700).  Our lead product candidate, AI-700, is a cardiovascular drug for the detection of coronary heart disease. We incurred direct research and development expense for AI-700 in 2004 of $18.5 million, $8.6 million in 2003 and $5.3 million in 2002. Of these amounts, $3.0 million in 2004, $1.7 million in 2003, and $1.6 million in 2002 were incurred in connection with the production of clinical trial material by a third-party contract manufacturer. In 2003, we commenced clinical studies in our Phase 3 clinical program for AI-700, and we identified and began training additional clinical sites to be part of this Phase 3 clinical program. In 2004, the number of clinical sites actively enrolling patients in this Phase 3 clinical program increased as did the rate of patient enrollment in the program. Patient enrollment is anticipated to continue to increase during 2005 until the pivotal Phase 3 clinical trials are completed. As increasing numbers of patients are enrolled in the Phase 3 clinical program, we anticipate incurring increased costs from professional service firms helping to support the clinical trial by providing services such as independent clinical monitoring, data acquisition and data evaluation. We also anticipate incurring increased costs related to hiring of additional research and development personnel. In addition, we anticipate incurring increased costs associated with preparation for commercial production, including the build-out of our new commercial manufacturing space.

  •
  Early Stage Clinical Development Programs (AI-850 and AI-128).  Our initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128, have completed a Phase 1 trial. We incurred direct research and development expense for AI-850 and AI-128 in 2004 of $151,000, $777,000 in 2003 and $3.0 million in 2002. Of these amounts, $781,000 in 2002 was incurred in connection with the production of clinical trial material by a third-party contract manufacturer. There were no contract manufacturing costs incurred in connection with these product development programs in 2003 or 2004. We anticipate that our costs associated with these clinical programs will not increase significantly until we are prepared to commence further pre-clinical and clinical testing using our own resources or through strategic collaborations.

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

        General and Administrative Expense.    General and administrative expense for the year ended December 31, 2004 was $5.6 million, compared to $4.2 million for 2003 and $3.9 million for 2002. The $1.4 million increase in 2004 over 2003 represented an increase of 34% while the $267,000 increase in 2003 over 2002 represented an increase of 7%.

        In 2004 compared to 2003, the increase in general and administrative expense was principally due to the various costs of being a public company, including costs associated with investor relations, legal counsel, auditing and additional personnel. Also contributing to the higher expenses are increased activities in business development and marketing, including market research expenses.

        In 2003 compared to 2002, the increase in general and administrative expense primarily resulted from hiring experienced personnel in both the finance and business development areas. This increase also includes legal and other support costs associated with operating as a public company.

        We anticipate some overall increase in general and administrative expense, including increases in costs for investor relations and other activities associated with operating as a publicly-traded company. These increases will also likely include the hiring of additional personnel. We intend to continue to incur various internal and external business development costs to support our various product development efforts, and certain of these expenses are likely to increase overall. However, until we are closer to substantially completing enrollment of the majority of patients required in the AI-700 Phase 3 clinical program, we do not anticipate incurring significantly increased costs to accelerate preparations for the commercial introduction of AI-700.

        Stock-Based Compensation Expense.    Stock-based compensation expense for the year ended December 31, 2004 was $0.9 million, compared to $1.3 million in 2003 and $2.2 million in 2002. The $367,000 decrease in 2004 over 2003 represented a decrease of 28%, and the $888,000 decrease in 2003 over 2002 represented a decrease of 40%. Stock-based compensation expense incurred in both years resulted principally from the vesting of stock options granted in prior periods on which deferred compensation had previously been recorded and decreased as a result of certain prior year awards becoming fully vested in the current period.

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

        Interest and Other Income (Expense).    Interest and other income (expense) for the year ended December 31, 2004 was $468,000 of net income, compared to $2.2 million of net expense in 2003 and $1.1 million of net expense in 2002. The $2.7 million increase in net income in 2004 over 2003 represented an increase of 121% and the $1.1 million increase in net expense in 2003 over 2002 represented an increase of 108%. During these years, interest and other income (expense) consisted of the following:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Interest income	$224	$200	$558
Other income	9	22	43
Interest expense	(1,300)	(2,437)	(133)

Total, net	$(1,067)	$(2,215)	$468

        The increase in interest income in 2004 compared to 2003 was primarily due to higher average fund balances available for investment resulting from funds received from the initial public offering in October 2003 and the $21.5 million private placement completed in October 2004. The decrease in interest expense in 2004 compared to 2003 was primarily due to interest costs associated with bridge loans of $1.9 million, interest paid on the subordinated loans payable of $195,000 and amortization of the discount of $177,000 in 2003 compared to zero in 2004. The subordinated loans were paid off in June of 2003 and the bridge loans converted into common stock upon completion of the Company's Initial Public Offering on October 14, 2003. In addition to this, the interest expense on the lower capital lease balances has decreased $81,000 in 2004 compared to 2003.

        The decrease in interest income for the year ended December 31, 2003 compared to the year ended December 31, 2002 was primarily due to reduced yields on investments. The increase in interest expense for the year ended December 31, 2003 compared to the year ended December 31, 2002 was primarily due to $762,000 of costs incurred from the amortization of the discount recorded for accounting purposes on the warrants issued in connection with the 10% convertible promissory notes in April and June 2003 and to $984,000 of interest accrued on the 10% convertible promissory notes, partially offset by a decrease of $461,000 in interest paid on the subordinated loans payable and the decrease of $153,000 in amortization of the warrants issued in connection with the subordinated loans payable, due to the early repayment in 2003 of these subordinated loans payable.

        Accretion of Dividends and Offering Costs on Convertible Preferred Stock.    Accretion of dividends and offering costs on convertible preferred stock was zero in 2004, $5.9 million in 2003 and $6.7 million in 2002. The $717,000 decrease in 2003 over 2002 represented a decrease of 11%.

        In 2003 compared to 2002, the decrease in accretion of dividends and offering costs resulted primarily from the conversion of convertible preferred stock into common stock in conjunction with the Company's initial public offering in October 2003. After October 14, 2003 and through December 31, 2003, no convertible preferred stock remained outstanding and, accordingly, there was no further accretion of dividends and offering costs on these shares in 2003 after that date. In connection with the conversion of preferred stock to common stock, all previously accreted dividends on the convertible preferred stock were forfeited by the holders.

Liquidity and Capital Resources

        Historically, aside from payments received in connection with our strategic collaboration with Nycomed, we have financed our business through the issuance of equity securities, debt financings and equipment leases. Our liquidity requirements have arisen primarily from research and development expenditures, equipment expenditures and payments on outstanding indebtedness. As of December 31, 2004, we had cash and cash equivalents of $45.2 million. As of December 31, 2004 we owed $205,000 from capital leases, $3.4 million from notes payable and had commitments totaling $19.9 million for rent under our facility leases, including the lease agreement signed in July 2004 for commercial manufacturing space in Tewksbury, Massachusetts.

        During the year ended December 31, 2004, operating activities used $19.3 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $30.0 million. This use of cash was partially offset by an increase in deferred revenue of $6.0 million, an increase in accrued expenses of $2.3 million, an increase in accounts payable of $2.7 million, non-cash charges for depreciation and amortization of $1.4 million and non-cash charges for stock-based compensation expense of $0.9 million. In 2005, because we estimate a higher rate of patient enrollment in our Phase 3 clinical program than in 2004, we anticipate that our operating spending will be higher in 2005 than in 2004. We estimate such spending during 2005 to be approximately $8 to $10 million per quarter.

        During the year ended December 31, 2004, investing activities used $12.4 million in cash. This use of cash was primarily for purchases of equipment and costs incurred through December 31, 2004 for the build-out and expansion of our manufacturing operations for AI-700.

        During the year ended December 31, 2004, financing activities provided $22.4 million in cash. Net cash provided by financing activities during this period resulted primarily from the net proceeds of our $21.5 million private placement of our common stock, described below, of $19.8 million, entering into promissory notes under the equipment financing line, described below, of $3.4 million, proceeds from stock option exercises of $90,000 and proceeds from the sale of common stock through the Employee Stock Purchase Plan of $24,000. These proceeds were partially offset by payments on the capital leases and promissory notes of $980,000.

        In April 2004, we entered into an $8.0 million equipment financing line with an equipment financing company. Borrowings under this equipment line were originally available for qualified purchases through March 2005, subject to the satisfaction of certain conditions, including an updated credit review, of the lender. In August 2004, the equipment financing line was increased to $11.3 million, and in March 2005, the financing line was extended through August 31, 2005. Borrowings under the equipment financing line are secured by the qualified purchases and repaid over 36 to 48 months, depending on the nature of the equipment financed. No warrants were granted in connection with this equipment line. The $11.3 million equipment line is structured as a loan agreement. However, we may elect to borrow up to $4.0 million of this amount in the form of a capital lease. The interest rate on this facility varies depending upon whether the borrowing is in the form of a loan or lease and whether the term is 36 months or 48 months. Such interest rates are fixed at the time of each borrowing under the equipment line with such rates adjusted between borrowings based on the U.S. Federal Reserve's Three Year and Four Year Treasury Constant Maturity Rates. As of December 31, 2004, we had approximately $7.9 million available for additional borrowings under this equipment line, subject to the satisfaction of certain conditions, including an updated credit review, of the lender.

        In July 2004, we entered into a collaboration, license and supply agreement with Nycomed in which the Company granted Nycomed rights to develop and market AI-700 in Europe. As part of this agreement, in July 2004 Nycomed paid to us a $4.0 million license fee and the first of eight consecutive quarterly installments of $1.0 million each. In October 2004 and January 2005, Nycomed paid us the second and third quarterly installments of $1.0 million each, respectively. Beginning in April 2005, Nycomed is required to pay us the remaining five consecutive quarterly installments of $1.0 million each. The agreement also provides for Nycomed to pay to us up to $58.0 million in milestone payments upon achievement of certain regulatory milestones and sales goals. Under the agreement, Nycomed has agreed to pay us to manufacture AI-700 for them and to pay us royalties on Nycomed's sales of AI-700. In connection with this transaction, we are obligated to pay a customary fee to our financial advisor. The fee is comprised of cash and warrants. The total amount of cash payments is dependent upon the timing and magnitude of the amounts paid to us by Nycomed. In 2004, we paid our advisor $325,000 in connection with this transaction. On November 30, 2004, in connection with the Nycomed transaction, we issued a warrant to our financial advisor to purchase up to 55,732 shares of our common stock at an exercise price of $6.28 per share.

        In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. This lease has a five year, nine month term with options to extend the lease for up to two additional five-year terms at predetermined rental rates. Initially, we will receive nine months of occupancy free of base rent, followed by base rent of approximately $400,000 for the next twelve months with scheduled annual rental rate increases thereafter. In October 2004, we paid an initial security deposit of $1.0 million to the landlord as part of the lease, subject to reduction if we make certain tenant improvements and upon the installation of equipment in the facility. In August 2004, we entered into a $2.0 million loan agreement with the Massachusetts Development Finance Agency, the economic development authority of the Commonwealth of Massachusetts, to help fund tenant improvements to the Tewksbury facility. Financing is available under this loan agreement upon completion by us of certain tenant improvements to the Tewksbury facility. The term of this facility, if utilized, is expected to coincide with the term of the Tewksbury lease. As of December 31, 2004, no borrowings had been made under this loan agreement.

        In July 2004, we entered into definitive purchase agreements with institutional and accredited investors for a $21.5 million private placement of up to 3,440,000 newly issued shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 688,000 shares of common stock at an exercise price of $8.50 per share. In August 2004, a partial closing of this private placement was consummated, resulting in aggregate gross proceeds to us of approximately $17.9 million (net proceeds of approximately $16.5 million) and the issuance of 2,865,522 shares of common stock and warrants to purchase up to an additional 573,105 shares of common stock.

        In October 2004, we completed the second and final closing of the $21.5 million private financing resulting in aggregate gross proceeds to us of approximately $3.6 million (net proceeds of approximately $3.2 million) and the issuance of 574,478 shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 114,895 shares of common stock at an exercise price of $8.50 per share.

        All of the shares of common stock sold in the $21.5 million private placement were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-3 that was declared effective by the SEC on November 10, 2004.

        In February 2005, we issued 900,000 shares of 6 1/2% convertible exchangeable preferred stock resulting in aggregrate gross proceeds to us of $45.0 million (net proceeds of approximately $41.5 million after deducting underwriting discounts and commissions and estimated offering expenses). In conjunction with this offering, we granted the underwriters a 30-day option to purchase up to an additional 100,000 shares of preferred stock solely to cover over-allotments, if any. Each share of preferred stock has a liquidation preference of $50 per share and is convertible into 7.2886 shares of our common stock, representing a conversion price of $6.86 per share. Dividends will be cumulative from the date of original issue at the annual rate of $3.25 per share of preferred stock, payable quarterly. We may elect to automatically convert some or all of the preferred stock into shares of our common stock if the closing price of our common stock has exceed $10.30 per share (150% of the conversion price) for at least 20 trading days during any 30-day trading period. Prior to March 1, 2009, if we elect to automatically convert, or if any holder elects to voluntarily convert, the preferred stock, we will also make an additional payment equal to the aggregate amount of dividends that would have been payable on the preferred stock so converted from the original date of issuance through and including March 1, 2009, less any dividends already paid on the preferred stock. This additional payment is payable by us, at our option, in cash, in additional shares of our common stock or in a combination of both. The preferred shares were sold under a shelf registration statement that was declared effective by the Securities and Exchange Commission on January 7, 2005.

        We believe, based on our operating plans, that our existing resources, including scheduled proceeds from Nycomed and the proceeds from the February 2005 sale of preferred stock, will be adequate to fund our planned operations, including increases in spending for our AI-700 Phase 3 clinical program, for at least the next twelve months and, based on our current operating plan, we believe these resources will be adequate to permit us to complete enrollment of patients in each of the AI-700 pivotal Phase 3 clinical trials, to complete the 90-day follow-up period on the required subset of patients, and to publicly announce a summary of the results of these Phase 3 clinical trials. We cannot assure you, however, that our clinical trials or other plans will proceed as anticipated, and therefore we cannot assure you that the net proceeds will actually be adequate to reach these milestones. In addition, over the coming months and years we may require significant additional funds to develop, conduct clinical trials, achieve regulatory approvals, build-out and qualify commercial manufacturing space and, subject to regulatory approval, commercially launch AI-700, our other product candidates under development and future product candidates. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical trials and the size and timing of creating expanded manufacturing capabilities. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. We do not expect to generate significant revenues, other than possible license or milestone payments, from commercial sale of our products unless or until we or current or potential partners complete clinical trials for our products and receive marketing approval from the applicable regulatory authorities. When additional funds are required or when we anticipate that funds will be needed, we may raise such funds from time to time through public or private sales of equity or from borrowings or we may delay funding of certain development activities which could delay the completion of our AI-700 clinical trials, the filing of our AI-700 NDA and the commercialization of AI-700 which would have a materially adverse impact on our growth plans.

Shelf Registration Statement

        On December 23, 2004, we filed with the Securities and Exchange Commission a "universal shelf" registration statement on Form S-3 (Registration No. 333-121618) providing for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate of $100.0 million. On January 7, 2005, the SEC declared effective the shelf registration statement. In February 2005, we sold under the shelf registration statement 900,000 shares of our 6 1/2% convertible exchangeable preferred stock, resulting in net proceeds to us of approximately $41.5 million, after deducting underwriting discounts and commissions and estimated offering expenses. As of the filing of this annual report, the shelf registration statement remains effective and, subject to market conditions and our capital needs, we may again seek to use any remaining availability under the shelf registration statement by making an offering of securities covered for sale under the registration statement. In addition, we may amend our shelf registration statement or file a new shelf registration statement to increase the Company's potential access to capital. If we elect to raise additional capital using a shelf registration statement, we may use the net proceeds from the sale of these securities for general corporate purposes, which may include funding clinical trials, research and development, regulatory activities and the build-out of our commercial manufacturing facility in Tewksbury, Massachusetts, acquisitions, including acquisitions of companies, products, intellectual property or other technology, repayment or refinancing of existing indebtedness, investments, capital expenditures, repurchase of our capital stock and for any other purposes that we may specify in any prospectus supplement.

Off-Balance Sheet Financing Arrangements

        We currently do not have any special purpose entities or off-balance sheet financing arrangements other than operating leases.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period

Contractual Obligations	Total Obligations All Years	2005 Through 2006	2007 Through 2008	2009 Through 2010	After 2010
	(in thousands)
Capital lease obligations (including interest)	$215	$215	$—	$—	$—
Operating lease obligations	19,902	5,239	5,911	6,022	2,730
Notes payable (including interest)	3,956	2,281	1,675	—	—
Purchase orders for capital equipment and leasehold improvements	5,033	5,033	—	—	—

Total contractual cash obligations	$29,106	$12,768	$7,586	$6,022	$2,730

        Our operating lease obligations relate to our facility leases.

        As of December 31, 2004, we have entered into purchase orders for capital equipment and leasehold improvements which total approximately $12.4 million. Against these purchase orders we have paid approximately $7.4 million in deposits. The table above reflects the remaining amounts due on these purchase orders. In 2005, we anticipate expenditures for equipment purchases totaling approximately $8.0 million in excess of the above reflected amounts.

        A substantial portion of the purchase orders for capital equipment and leasehold improvements in the table above is needed for expanded manufacturing of AI-700. The Company's efforts to build-out a commercial manufacturing facility for AI-700 are in the early construction phases. On November 11, 2004, the Company entered into an engineering and construction management services agreement with a contractor to perform on behalf of the Company, engineering, design and construction management services in connection with the build-out of the commercial manufacturing facility in Tewksbury, Massachusetts. The total estimated value of this cost plus percentage fee type contract, as amended on March 9, 2005, is $6.2 million of which $2.9 million is reflected in the total of $12.4 million of purchase orders for capital equipment and leasehold improvements as of December 31, 2004. In 2004, the Company paid approximately $1.6 million against this contract. We expect that the build-out of this commercial manufacturing facility will be substantially completed in 2005 and that our total payments in 2005 for this build-out will be approximately $20 million, excluding separately purchased equipment.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation and income taxes. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue.    The year ended December 31, 2004 is the first year in which we recognized revenue. We recognize revenue from license arrangements in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104") and FASB Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). We recognize revenue from license payments not tied to achieving a specific performance milestone ratably over the period over which we are obligated to perform services. The period over which we are obligated to perform services is estimated based on available facts and circumstances. We recognize revenue from performance payments, when such performance is substantially in our control and when we believe that completion of such performance is reasonably probable, ratably over the period over which we estimate that we will perform such performance obligations. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone when performance of such milestone is contingent on performance by others or for which achievement can not be reasonably estimated or assured, are recognized as revenue when the milestone is achieved and the related payment is due, provided that there is no substantial future service obligation associated with the milestone. Revenue in connection with license arrangements is recognized over the term of the arrangement and is limited to payments collected or due and reasonably assured of collection. In circumstances where the arrangement includes a refund provision, we defer revenue recognition until the refund condition is no longer applicable unless, in our judgment, the refund circumstances are within our operating control and unlikely to occur. Payments received in advance of being recognized as revenue are deferred.

        We are recognizing collaboration revenue of $12.0 million associated with the initial license and performance-based payments under the Nycomed agreement based on an estimated recognition period of forty-two months over which we are obligated to perform services supporting the agreement. This estimated recognition period may change if available facts and circumstances change. A change in this estimate could result in a significant change to the amount of revenue recognized in future periods. In addition, if the Nycomed collaboration agreement is terminated for reasons other than certain non-performance by us, we would recognize the remainder of the payments we have received or otherwise expect to collect over the amortization period at the time of termination. We will not recognize revenue associated with the potential $58 million in milestone-based payments that may be earned under the Nycomed agreement until the underlying regulatory and sales milestones are achieved.

        Accrued Expenses.    As part of the process of preparing consolidated financial statements we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include professional service fees, such as lawyers and accountants, and contract service fees such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, and fees paid to contract manufacturers in conjunction with the production of clinical materials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs which have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the United States of America.

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

        Income Taxes.    As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of December 31, 2004, we had federal tax net operating loss carryforwards of $84.0 million, which expire through 2024. We also have research and development credit carryforwards of $5.3 million. We have recorded a valuation allowance to fully offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of tax attributes (including net operating loss carryforwards and credits) available to be used in any given year in the event of significant changes in ownership interest, as defined.

Recently Issued Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. We expect to adopt SFAS No. 123R using the Statement's modified prospective application method.

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

        No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. We therefore cannot assure you that the results from our Phase 2 clinical trials for AI-700 will be predictive of results obtained in our Phase 3 clinical trials. Many of the patients in our AI-700 clinical trial have coronary heart disease. As part of our AI-700 Phase 3 clinical trials, patients will be exposed to potential safety risks associated with a stress test, including risks associated with a pharmacological stressor, and AI-700. Given the nature of the AI-700 Phase 3 clinical trial, including administering AI-700 to larger numbers of at-risk patients and new clinical sites, adverse events are expected to be encountered during the clinical trial. Adverse events are also likely to be encountered in clinical trials for our other products, which clinical trials also include at-risk patients. If significant adverse events are detected and these events are attributable to our products, such events could delay, limit or prevent regulatory agency approval. Further, data obtained from pre-clinical and clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. We cannot assure you that our Phase 3 plan for AI-700 will successfully address the concerns of the FDA or that the results of the Phase 3 program will establish the safety and efficacy of AI-700 sufficiently for us to obtain regulatory approval.

        We may also encounter delays or rejections based on our inability to enroll enough patients to complete our clinical trials. We may also encounter delays, resulting from the need to enroll more patients than we currently plan for in our clinical trials, based on our inability to enroll a mix of patients that is consistent with our estimated clinical trial enrollment or a change in the sample size required to meet the study endpoints. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and the eligibility criteria for the study and the freedom to operate with respect to intellectual property. Delays in planned patient enrollment, or the need to enroll more patients, may result in increased costs and delays, which could have a harmful effect on our ability to develop products. We may encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval of a particular compound. On May 1, 2004, changes went into effect in the regulation of clinical trials in Europe. Our continuing compliance with these changes could lead to delays to our clinical trials. We also may encounter delays in the event we are unable to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. In addition, we rely on a number of third parties, such as clinical research organizations, to help support the clinical trials by performing independent clinical monitoring, data acquisition and data evaluations. Any failure on the part of these third parties could delay the regulatory approval process.

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

        We cannot assure you that we can obtain additional funding on reasonable terms, or at all. If we raise additional funds by issuing equity securities, our stock price may decline, our existing stockholders may experience significant dilution, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations and such debt may have rights senior to the debentures, if issued. If we cannot obtain adequate funds, we may:

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

        The owners or licensees of these and other patents may file one or more infringement actions against us. In addition, a competitor may claim misappropriation of a trade secret by an employee hired from that competitor. Any such infringement or misappropriation action could cause us to incur substantial costs defending the lawsuit and could distract our management from our business, even if the allegations of infringement or misappropriation are unwarranted. The defense of multiple claims could have a disproportionately greater impact. Furthermore, a party making this type of claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from making, using, selling, offering for sale or importing our products or prevent our customers from using our products. If a court determined or if we independently concluded that any of our products or manufacturing processes violated third-party proprietary rights, our clinical trials could be delayed and there can be no assurance that we would be able to reengineer the product or processes to avoid those rights, or to obtain a license under those rights on commercially reasonable terms, if at all.

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

        We have no experience in manufacturing our products for commercial use and limited experience in designing equipment for the manufacture of our products. We are working to build out and qualify a commercial manufacturing facility in Tewksbury, Massachusetts and to demonstrate that we can produce AI-700 at a commercial manufacturing scale prior to our filing of a NDA for AI-700 and, subject to required regulatory approvals, we intend to manufacture AI-700 in this facility for commercial use. We can not assure you that we will be able to successfully manufacture our products in sufficient quantities for commercial sale, or obtain the necessary regulatory approvals for such commercial manufacture, at all or in a timely or economical manner. Our intention to manufacture AI-700 or other products exposes us to the following risks, any of which could delay or prevent the approval of our products by the FDA or corresponding state and foreign agencies, or the commercialization of our products, or result in higher costs or inability to meet demand for AI-700 leading to potential revenue loss, and any of which would have a material adverse impact on our business, financial condition and results of operations.

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

It is our intention to remove our AI-700 manufacturing equipment from the facilities of our third party contract manufacturer after which we will have no facility within which to manufacture AI-700 until the new commercial manufacturing facility is built-out and qualified or until other arrangements are made.

        It is our intention in 2005 to remove our AI-700 manufacturing equipment from its current location within the facilities of a third-party contract manufacturer. When we remove this manufacturing equipment, we expect that we will have sufficient inventory of AI-700 clinical trial material to complete our Phase 3 program. However, there can be no assurance that such inventory will prove sufficient or that the inventory will not get damaged or otherwise disqualified. After we remove this manufacturing equipment, we will have no facility within which to manufacture AI-700 until the new commercial manufacturing facility is built-out and qualified or until other arrangements are made. If we lack sufficient inventory of AI-700 clinical trial material to complete our Phase 3 program or are unable to manufacture sufficient inventory on a timely basis, our Phase 3 program could be delayed and would consequently delay our ability to commercialize AI-700. These delays could have a material adverse effect on our business, financial condition and results of operations.

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

  •
  Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to produce, store and distribute our products successfully. Our manufacturing levels, while important to us, can represent relatively small fractions of the overall business of most qualified contract manufactures. As a result, the contract manufacturers may not provide us with the attention that we need or may be unwilling to adapt to necessary changes in our manufacturing requirements.

        Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. While we are obligated to audit the performance of third party contractors, we do not have control over our third-party manufacturers' compliance with these regulations and standards. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

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

        In July 2004, we entered into a collaboration, license and supply agreement with Nycomed in which we granted Nycomed rights to develop and market AI-700 in Europe. There can be no assurance that the regulatory goals, sales targets and other objectives of this agreement will be achieved. Failure to achieve these goals, targets and objectives would result in our inability to receive license, milestone, royalty and other payments under this agreement, which would have a material adverse impact on our business, financial condition and results of operations including, under certain conditions, reduction of royalty rates, delays in regulatory approvals and product sales, penalties and termination of the agreement. Under certain provisions of this collaboration agreement, if the Company fails in any material respect to use all commercially reasonable efforts to carry out referenced obligations under the agreement, we would be obligated to pay Nycomed liquidated damages of up to $12 million. Although we plan to carry out all of these obligations, which we believe are in our control, there can be no assurance that termination of this agreement will not occur or that such termination would not result in the Company incurring liquidated damages of up to $12 million.

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

  •
  AI-700, our ultrasound contrast agent and lead product candidate, if approved for marketing and sale, will compete with nuclear stress tests, the current standard of care in myocardial perfusion imaging. Nuclear contrast agents that are approved for use in myocardial perfusion imaging include products marketed by GE Healthcare, Bristol-Myers Squibb and Tyco International. In 2004, the cost of a nuclear stress test was approximately $770 per procedure. In addition, GE Healthcare, Bristol-Myers Squibb and Imcor have developed ultrasound contrast agents that have been approved by the FDA for use in LVO and EBD in patients with suboptimal images, and in the future they may seek to broaden their products to include stress echo and myocardial perfusion assessment. Moreover, we are aware that other companies, such as Bracco, are developing ultrasound contrast agents for wall imaging and for radiology applications, and that Point Biomedical is developing an ultrasound contrast agent specifically for myocardial perfusion imaging. In 2004, Point announced that it had recently completed two pivotal Phase 3 trials for this contrast agent and planned to file an NDA with the FDA. Finally, some cardiologists may find it satisfactory to use stress echo without contrast for the detection of coronary heart disease.

  •
  AI-850, our reformulation of paclitaxel, if approved for marketing and sale, will also face intense competition from companies such as American Pharmaceutical Partners, NeoPharm and Sonus Pharmaceuticals, which are applying significant resources and expertise to developing reformulations of paclitaxel for intravenous delivery. In early 2005, American Pharmaceutical Partners received FDA approval for their product. Other companies, such as Cell Therapeutics, are developing new chemical entities that involve paclitaxel conjugated, or chemically bound, to another chemical.

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

        We depend on the principal members of our scientific and management staff. The loss of these principal members' services might significantly delay or prevent the achievement of research, development or business objectives and could materially adversely affect our business, financial condition and results of operations. We do not maintain key person life insurance on any of these principal members. We do not have employment contracts with any of these principal members.

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

        We expect, whether directly or through collaborative relationships, to develop operations outside the United States in order to market and distribute our products. Regardless of the extent to which we seek to develop these operations ourselves or in collaboration with others, we cannot be sure that our international efforts will be successful. Any expansion into international markets will require additional resources and management attention and will subject us to new business risks. These risks could lower the prices at which we can sell our products or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect any international operations are:

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

        If third-party payors do not approve our products for reimbursement or fail to reimburse them adequately, sales will suffer as some physicians or their patients will opt for a competing product that is approved for reimbursement or is adequately reimbursed. Even if third-party payors make reimbursement available, these payors' reimbursement policies may adversely affect the ability of us and our potential collaborators to sell our products on a profitable basis.

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

        We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in harm to others. This risk exists in clinical trials as well as in commercial distribution. In addition, the pharmaceutical and biotechnology industries in general have been subject to significant medical malpractice litigation. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Furthermore, product liability claims, regardless of their merits, could be costly and divert our management's attention from other business concerns, or adversely affect our reputation and the demand for our products. Although we maintain product liability insurance, we cannot be certain that this coverage will be adequate or that it will continue to be available to us on acceptable terms.

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

        We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, and we spent approximately $30,500 during the fiscal year ended December 31, 2004 to dispose of these hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly.

        We completed our initial public offering in October 2003. Prior to this offering, you could not buy or sell our common stock publicly. After this offering, the average daily trading volume for our common stock has been relatively low. An active public market for our common stock may not continue to develop or be sustained. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

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

The market price of our common stock may also fluctuate in response to the exercise by us of rights under the terms of our convertible preferred stock. For example, we may elect to automatically convert the preferred stock if our common stock price has exceeded 150% of the conversion price of the preferred stock for at least 20 trading days during a 30-day trading period ending within five trading days prior to the notice of automatic conversion. There is a risk of fluctuation in the price of our common stock between the time when we may first elect to automatically convert the preferred stock and the automatic conversion date. These fluctuations may adversely affect the value of the common stock.

Our common stock is junior to our preferred stock with respect to the right to receive payments in the event of a dissolution, liquidation or winding up of Acusphere.

        In February 2005, we issued and sold 900,000 shares of our 6 1/2% convertible exchangeable preferred stock. The preferred stock is senior to the common stock as to liquidation. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders.

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

        The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of March 14, 2005, we have 17,829,756 shares of common stock outstanding and 900,000 shares of convertible preferred stock outstanding that are convertible into approximately 6,559,740 shares of our common stock, plus up to a maximum of approximately 1,959,799 additional shares of our common stock issuable at our option in satisfaction of the maximum dividend make- whole payment on these shares of preferred stock. All of the shares of common stock issuable upon conversion of our preferred stock will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates. In addition, in November and December 2004 registration statements covering the re-sale of up to 4,128,000 and 8,032,276 shares of our common stock, respectively, were declared effective by the U.S. Securities and Exchange Commission, at which time many of these shares first became eligible for re-sale without restriction under federal securities laws. If our common or preferred stockholders sell substantial amounts of our stock in the public market, or the market perceives that such sales may occur, the market price of our common and convertible preferred stock could fall.

        Additionally, in July and October of 2004, we completed two separate closings of a private financing resulting in the issuance of 3,440,000 and 574,478 shares of common stock, respectively, and warrants to purchase up to an additional 688,000 and 114,895 shares of common stock, respectively. We filed a registration statement with the Securities and Exchange Commission covering the resale of these shares and shares issued upon exercise of the warrants, which registration statement was declared effective by the SEC on November 10, 2004, facilitating the resale of these shares from time to time, which could result in volatility of our stock price.

        On December 8, 2004, we filed a registration statement with the SEC covering the resale of an aggregate of 7,568,313 shares and 463,963 shares issued upon exercise of the warrants held by stockholders and warrant holders that held their shares and/or warrants prior to our initial public offering or have subsequently received shares and/or warrants in connection with services rendered to us. This registration statement was declared effective by the SEC on December 22, 2004, facilitating the resale of these shares from time to time, which could result in volatility of our stock price.

Our directors and management will exercise significant control over our company.

        Our directors and executive officers and their affiliates collectively control approximately 12.0% of our outstanding common stock, excluding unexercised options and warrants. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

The terms of our outstanding shares of preferred stock may restrict our ability to raise additional capital or hamper or prevent an acquisition of us.

        In February 2005 we issued and sold 900,000 shares of our 6 1/2% convertible exchangeable preferred stock. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders. Without the vote or consent of the holders of at least a majority of the shares of preferred stock, we can not authorize or sell any equity security that ranks senior to the preferred stock as to dividends or distributions of assets upon liquidation, dissolution or winding up of Acusphere. As a result of this liquidation preference, it may be difficult for us to raise additional capital through the sale of common stock or junior preferred stock on acceptable terms, or at all.

        In addition, without the vote or consent of the holders of at least a majority of the shares of preferred stock we may not effect a consolidation or merger with another entity unless the preferred stock that remains outstanding and its rights, privileges and preferences are unaffected or are converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to the convertible preferred stock. This provision could hamper a third party's acquisition of us or discourage a third party from attempting to acquire control of us via a merger.

Under some circumstances, the holders of our outstanding shares of preferred stock may be entitled to elect some of the directors of Acusphere.

        In February 2005 we issued and sold 900,000 shares of our 6 1/2% convertible exchangeable preferred stock. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December, commencing June 1, 2005. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments. If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our board of directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the preferred stock, voting separately as a class with holders of preferred stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected. These directors will be appointed to classes on the board as determined by our board of directors. These voting rights will terminate when we have declared and either paid or set aside for payment all accrued and unpaid dividends. The terms of office of all directors so elected will terminate immediately upon the termination of these voting rights.

Provisions of Delaware law or our charter documents could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.

        Provisions of Delaware law or our charter or by-laws could hamper a third party's acquisition of us, or discourage a third party from attempting to acquire control of us. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, these provisions make it more difficult for stockholders to change the composition of our board of directors in any one year.

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

  •
  the by-laws' requirement that stockholders provide advance notice when nominating our directors;

  •
  the inability of stockholders to convene a stockholders' meeting without the chairperson of the board, the chief executive officer, the president or a majority of the board of directors first calling the meeting; and

  •
  the application of Delaware law prohibiting us from entering into a business combination with the beneficial owner of 15% or more of our outstanding voting stock for a period of three years after the 15% or greater owner first reached that level of stock ownership, unless we meet specified criteria.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

        We have paid no cash dividends on our common stock to date and, other than cash dividends paid on our preferred stock, we currently intend to retain our future earnings, if any, to fund the development and growth of our businesses. In addition, the terms of any future debt or credit facility may preclude us from paying these dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not used derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Financial Statements, together with the independent auditors' report, appear at pages F-2 through F-28, respectively, of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2004 (the "Evaluation Date"), the Company's management, with the participation of the Company's Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

        During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

Code of Ethics

        We have adopted a "code of ethics" as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act and a "code of conduct" as defined by qualitative listing requirements promulgated by The Nasdaq National Market that apply to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We collectively refer to these codes as our Code of Business Conduct and Ethics, a current copy of which is attached as an exhibit to this Annual Report on Form 10-K. A current copy of our Code of Business Conduct and Ethics may also be obtained by any person, without charge, upon request directed to our Investor Relations department at: Acusphere, Inc., Attention: Investor Relations, 500 Arsenal Street, Watertown, MA 02472.

        We intend to disclose substantive amendments to or waivers (including implicit waivers) of any provision of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website available at http://www.acusphere.com.

ITEM 11. EXECUTIVE COMPENSATION

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.    Consolidated Financial Statements.

          For a list of the financial information included herein, see the Index on Page F-1.

  2.
  Financial Statement Schedules.

          Except for the schedule of Unaudited Quarterly Results of Operations, no financial statement schedules have been submitted because they are not required, not applicable, or because the information required is included in the financial statements or the notes thereto.

  3.
  Exhibit Index.

Exhibit Number	Description
1.01	Form of Underwriting Agreement (incorporated herein by reference to Exhibit 1.01 to the registrant's Registration Statement on Form S-3, File No. 333-121618)
1.02	Form of Underwriting Agreement (incorporated herein by reference to Exhibit 1.01 to the Registrant's Current Report on Form 8-K filed February 18, 2005)
3.01*	Amended and Restated Certificate of Incorporation of registrant
3.02	Amended and Restated By-laws of registrant (incorporated herein by reference to Exhibit 3.04 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
3.03*	Certificate of Powers, Designations, Preferences and Rights of the registrant's 6 1/2% Convertible Exchangeable Preferred Stock
4.01	Specimen Certificate for shares of common stock of registrant (incorporated herein by reference to Exhibit 4.01 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
4.02	Form of Indenture between the registrant and The Bank of New York, as trustee, relating to the issuance from time to time in one or more series of debentures, notes, bonds or other evidences of indebtedness (incorporated herein by reference to Exhibit 4.01 to the registrant's Registration Statement on Form S-3, File No. 333-121618)
4.03	Form of Debt Security (incorporated herein by reference to Exhibit 4.02 to the registrant's Registration Statement on Form S-3, File No. 333-121618)
4.04	Form of Debt Warrant Agreement (together with form of Debt Warrant Certificate (incorporated herein by reference to Exhibit 4.03 to the registrant's Registration Statement on Form S-3, File No. 333-121618)
4.05	Form of Common Stock Warrant Agreement (together with form of Common Stock Warrant Certificate (incorporated herein by reference to Exhibit 4.04 to the registrant's Registration Statement on Form S-3, File No. 333-121618)
4.06	Form of Preferred Stock Warrant Agreement (together with form of Preferred Stock Warrant Certificate) (incorporated herein by reference to Exhibit 4.05 to the registrant's Registration Statement on Form S-3, File No. 333-121618)
4.07	Form of Designation for the Preferred Stock (together with Preferred Stock Certificate) (incorporated herein by reference to Exhibit 4.06 to the registrant's Registration Statement on Form S-3, File No. 333-121618)
4.08	Indenture between the registrant and The Bank of New York, as trustee, relating to the issuance of 6 1/2% Convertible Subordinated Debentures (incorporated herein by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed February 28, 2005)
4.09	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.01)

4.10	Certificate of Powers, Designations, Preferences and Rights of the registrant's 6 1/2% Convertible Exchangeable Preferred Stock (incorporated by reference to Exhibit 3.03)
10.01†	1994 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.01 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.02†	2003 Stock Plan (incorporated herein by reference to Exhibit 10.02 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.03†	2003 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.03 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.04†	Stock Repurchase and Registration Agreement by and among the registrant, Harry R. Allcock, Sherri C. Oberg, Robert S. Langer, Richard Kronenthal and Walter Levison, dated as of April 30, 1996 (incorporated herein by reference to Exhibit 10.05 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.05†	Letter Agreement by and among the registrant, Sherri C. Oberg and Robert S. Langer, dated as of April 30, 1996 (incorporated herein by reference to Exhibit 10.06 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.06	Tenth Amended and Restated Investors' Rights Agreement by and among registrant, Sherri C. Oberg and the Investors named therein, dated as of April 11, 2003, as amended (incorporated herein by reference to Exhibit 10.07 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.07	Lease Agreement by and between the registrant and Forest City 38 Sidney Street, Inc., dated as of April 18, 1995, as amended (incorporated herein by reference to Exhibit 10.08 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.08	Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of June 6, 1997 (incorporated herein by reference to Exhibit 10.09 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.09	Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of February 26, 1998 (incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.10	Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of August 19, 1998 (incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.11	Warrant Agreement by and between the registrant and Gregory Stento, dated as of August 19, 1998 (incorporated herein by reference to Exhibit 10.13 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.12	Warrant Agreement by and between the registrant and Gregory Stento, dated as of August 19, 1998 (incorporated herein by reference to Exhibit 10.14 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.13	Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of October 16, 1998 (incorporated herein by reference to Exhibit 10.15 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.14	Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of October 19, 1998 (incorporated herein by reference to Exhibit 10.16 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.15	Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of January 5, 2000 (incorporated herein by reference to Exhibit 10.17 to the registrant's Registration Statement on Form S-1, File No. 333-106725)

10.16	Master Lease Agreement by and among the registrant, Acusphere Securities Corporation and Transamerica Business Credit Corporation, dated as of February 21, 2001 (incorporated herein by reference to Exhibit 10.18 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.17	Warrant Agreement by and between the registrant and TBCC Funding Trust I, dated of February 21, 2001 (incorporated herein by reference to Exhibit 10.19 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.18	Lease Agreement, by and between registrant and ARE-500 Arsenal Street, LLC, dated as of March 30, 2001 (incorporated herein by reference to Exhibit 10.20 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.19	Warrant Agreement by and between the registrant and Alexandria Real Estate Equities, L.P., dated of March 30, 2001 (incorporated herein by reference to Exhibit 10.21 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.20	CTM Agreement by and between the registrant and Hollister-Stier Laboratories LLC, dated as of September 7, 2001 (incorporated herein by reference to Exhibit 10.22 to the registrant's Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)
10.21	Development and Supply Agreement by and between the registrant and Hollister-Stier Laboratories LLC dated as of November 30, 2001 (incorporated herein by reference to Exhibit 10.23 to the registrant's Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)
10.22	Warrant Agreement by and between the registrant and GATX Ventures, Inc., dated as of September 27, 2001 (incorporated herein by reference to Exhibit 10.25 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.23	Warrant Agreement by and between the registrant and Venture Lending & Leasing III, LLC, dated as of September 27, 2001 (incorporated herein by reference to Exhibit 10.26 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.24	Termination Agreement by and among the registrant, Acusphere Newco, Ltd., Elan Corporation, plc, Elan Pharma International Limited and Elan International Services, Ltd. dated as of September 26, 2003 (incorporated herein by reference to Exhibit 10.27 to the registrant's Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)
10.25	Form of Indemnification Agreement by and between the registrant and each of its directors (incorporated herein by reference to Exhibit 10.28 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.26	Form of Warrant issued by the registrant dated as of April 11, 2003 and June 27, 2003 to each of the investors listed on the schedule of warrantholders attached thereto (incorporated herein by reference to Exhibit 10.29 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.27†	Form of Indemnification Agreement by and between the registrant and certain of its employees (incorporated herein by reference to Exhibit 10.30 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.28	Form of Stock and Warrant Purchase Agreement dated as of July 29, 2004 (incorporated herein by reference to Exhibit 10.01 to the registrant's Current Report on Form 8-K filed July 29, 2004 (File No. 000-50405))
10.29	Form of Warrant issued by the registrant to certain investors (incorporated herein by reference to Exhibit 10.02 to the registrant's Current Report on Form 8-K filed July 29, 2004

10.30	Amendment No. 2 to Tenth Amended and Restated Investors' Rights Agreement dated as of July 29, 2004 (incorporated herein by reference to Exhibit 10.03 to the registrant's Current Report on Form 8-K filed July 29, 2004
10.31	Collaboration, License and Supply Agreement by and between the registrant and Nycomed Danmark ApS dated July 6, 2004 (incorporated herein by reference to Exhibit 10.04 to the registrant's Amendment No. 2 to Form S-1 Registration Statement on Form S-3, File No. 333-119027) (confidential treatment previously granted)
10.32	Commercial Building Lease by and between 890 East LLC and the registrant dated as of July 20, 2004 (incorporated herein by reference to Exhibit 10.05 to the registrant's Amendment No. 2 to Form S-1 Registration Statement on Form S-3, File No. 333-119027) (confidential treatment previously granted)
10.33	Promissory Note with Massachusetts Development Finance Agency (incorporated herein by reference to Exhibit 10.33 to the registrant's Registration Statement on Form S-1, File No. 333-119027)
10.34	Master Security Agreement by and between the registrant and General Electric Capital Corporation dated April 16, 2004 (incorporated herein by reference to Exhibit 10.34 to the registrant's Registration Statement on Form S-1, File No. 333-119027)
10.35	Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 2, 2005)
10.36	Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed December 23, 2004)
10.37	Terms and Conditions for Engineering, Procurement and Construction Management Services (incorporated herein by reference to Exhibit 10.09 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)
10.38	Contract Work Authorization (Form 1) No. 1 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)
10.39	Contract Work Authorization (Form 2) No. 1 for Agency Procurements (incorporated herein by reference to Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)
10.40	Contract Work Authorization (Form 2) No. 2 for Engineering and Construction Managemetn Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed December 14, 2004)
10.41†	Form of Non-Qualified Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004)
10.42†	Form of Incentive Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004)
10.43†	Form of Non-Qualified Stock Option Agreement (1 year vesting schedule) (incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004)
10.44	Amendment No. 3 to Tenth Amended and Restated Investors' Rights Agreement dated as of October 26, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed November 1, 2004)

12.01	Computation of Ratios of Earnings to Fixed Charges (incorporated herein by reference to Exhibit 12.01 to the registrant's Registration Statement on Form S-3, File No. 333-121618)
14.01*	Code of Business Conduct and Ethics
21.01*	List of Subsidiaries
23.01*	Consent of Deloitte & Touche LLP
24.01*	Power of Attorney (included in signature page)
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certifications

*
Filed herewith.
†
Indicates a management contract or any compensatory plan, contract or arrangement.

(c)
Exhibits.

        We hereby file as part of this Form 10-K the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 450 Fifth Street, N.W., Washington, D.C., and at the Commission's regional offices at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60611-2511, and at 233 Broadway, New York, NY 10279. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 29549, at prescribed rates.

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
Date: March 15, 2005

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

Signature	Title	Date

/s/ SHERRI C. OBERG Sherri C. Oberg	President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005
/s/ JOHN F. THERO John F. Thero	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005
/s/ FRANK BALDINO, JR. Frank Baldino, Jr.	Director	March 15, 2005
/s/ GAREN BOHLIN Garen Bohlin	Director	March 15, 2005
/s/ SANDRA L. FENWICK Sandra L. Fenwick	Director	March 15, 2005
/s/ MARTYN GREENACRE Martyn Greenacre	Director	March 15, 2005
/s/ DEREK LEMKE-VON AMMON Derek Lemke-von Ammon	Director	March 15, 2005
/s/ KATE MITCHELL Kate Mitchell	Director	March 15, 2005

EXHIBIT INDEX

Exhibit Number	Description
1.01	Form of Underwriting Agreement (incorporated herein by reference to Exhibit 1.01 to the registrant's Registration Statement on Form S-3, File No. 333-121618)
1.02	Form of Underwriting Agreement (incorporated herein by reference to Exhibit 1.01 to the Registrant's Current Report on Form 8-K filed February 18, 2005)
3.01*	Amended and Restated Certificate of Incorporation of registrant
3.02	Amended and Restated By-laws of registrant (incorporated herein by reference to Exhibit 3.04 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
3.03*	Certificate of Powers, Designations, Preferences and Rights of the registrant's 6 1/2% Convertible Exchangeable Preferred Stock
4.01	Specimen Certificate for shares of common stock of registrant (incorporated herein by reference to Exhibit 4.01 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
4.02	Form of Indenture between the registrant and The Bank of New York, as trustee, relating to the issuance from time to time in one or more series of debentures, notes, bonds or other evidences of indebtedness (incorporated herein by reference to Exhibit 4.01 to the registrant's Registration Statement on Form S-3, File No. 333-121618)
4.03	Form of Debt Security (incorporated herein by reference to Exhibit 4.02 to the registrant's Registration Statement on Form S-3, File No. 333-121618)
4.04	Form of Debt Warrant Agreement (together with form of Debt Warrant Certificate (incorporated herein by reference to Exhibit 4.03 to the registrant's Registration Statement on Form S-3, File No. 333-121618)
4.05	Form of Common Stock Warrant Agreement (together with form of Common Stock Warrant Certificate (incorporated herein by reference to Exhibit 4.04 to the registrant's Registration Statement on Form S-3, File No. 333-121618)
4.06	Form of Preferred Stock Warrant Agreement (together with form of Preferred Stock Warrant Certificate) (incorporated herein by reference to Exhibit 4.05 to the registrant's Registration Statement on Form S-3, File No. 333-121618)
4.07	Form of Designation for the Preferred Stock (together with Preferred Stock Certificate) (incorporated herein by reference to Exhibit 4.06 to the registrant's Registration Statement on Form S-3, File No. 333-121618)
4.08	Indenture between the registrant and The Bank of New York, as trustee, relating to the issuance of 6 1/2% Convertible Subordinated Debentures (incorporated herein by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed February 28, 2005)
4.09	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.01)
4.10	Certificate of Powers, Designations, Preferences and Rights of the registrant's 6 1/2% Convertible Exchangeable Preferred Stock (incorporated by reference to Exhibit 3.03)
10.01†	1994 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.01 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.02†	2003 Stock Plan (incorporated herein by reference to Exhibit 10.02 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.03†	2003 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.03 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.04†	Stock Repurchase and Registration Agreement by and among the registrant, Harry R. Allcock, Sherri C. Oberg, Robert S. Langer, Richard Kronenthal and Walter Levison, dated as of April 30, 1996 (incorporated herein by reference to Exhibit 10.05 to the registrant's Registration Statement on Form S-1, File No. 333-106725)

10.05†	Letter Agreement by and among the registrant, Sherri C. Oberg and Robert S. Langer, dated as of April 30, 1996 (incorporated herein by reference to Exhibit 10.06 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.06	Tenth Amended and Restated Investors' Rights Agreement by and among registrant, Sherri C. Oberg and the Investors named therein, dated as of April 11, 2003, as amended (incorporated herein by reference to Exhibit 10.07 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.07	Lease Agreement by and between the registrant and Forest City 38 Sidney Street, Inc., dated as of April 18, 1995, as amended (incorporated herein by reference to Exhibit 10.08 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.08	Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of June 6, 1997 (incorporated herein by reference to Exhibit 10.09 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.09	Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of February 26, 1998 (incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.10	Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of August 19, 1998 (incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.11	Warrant Agreement by and between the registrant and Gregory Stento, dated as of August 19, 1998 (incorporated herein by reference to Exhibit 10.13 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.12	Warrant Agreement by and between the registrant and Gregory Stento, dated as of August 19, 1998 (incorporated herein by reference to Exhibit 10.14 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.13	Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of October 16, 1998 (incorporated herein by reference to Exhibit 10.15 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.14	Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of October 19, 1998 (incorporated herein by reference to Exhibit 10.16 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.15	Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of January 5, 2000 (incorporated herein by reference to Exhibit 10.17 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.16	Master Lease Agreement by and among the registrant, Acusphere Securities Corporation and Transamerica Business Credit Corporation, dated as of February 21, 2001 (incorporated herein by reference to Exhibit 10.18 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.17	Warrant Agreement by and between the registrant and TBCC Funding Trust I, dated of February 21, 2001 (incorporated herein by reference to Exhibit 10.19 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.18	Lease Agreement, by and between registrant and ARE-500 Arsenal Street, LLC, dated as of March 30, 2001 (incorporated herein by reference to Exhibit 10.20 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.19	Warrant Agreement by and between the registrant and Alexandria Real Estate Equities, L.P., dated of March 30, 2001 (incorporated herein by reference to Exhibit 10.21 to the registrant's Registration Statement on Form S-1, File No. 333-106725)

10.20	CTM Agreement by and between the registrant and Hollister-Stier Laboratories LLC, dated as of September 7, 2001 (incorporated herein by reference to Exhibit 10.22 to the registrant's Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)
10.21	Development and Supply Agreement by and between the registrant and Hollister-Stier Laboratories LLC dated as of November 30, 2001 (incorporated herein by reference to Exhibit 10.23 to the registrant's Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)
10.22	Warrant Agreement by and between the registrant and GATX Ventures, Inc., dated as of September 27, 2001 (incorporated herein by reference to Exhibit 10.25 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.23	Warrant Agreement by and between the registrant and Venture Lending & Leasing III, LLC, dated as of September 27, 2001 (incorporated herein by reference to Exhibit 10.26 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.24	Termination Agreement by and among the registrant, Acusphere Newco, Ltd., Elan Corporation, plc, Elan Pharma International Limited and Elan International Services, Ltd. dated as of September 26, 2003 (incorporated herein by reference to Exhibit 10.27 to the registrant's Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)
10.25	Form of Indemnification Agreement by and between the registrant and each of its directors (incorporated herein by reference to Exhibit 10.28 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.26	Form of Warrant issued by the registrant dated as of April 11, 2003 and June 27, 2003 to each of the investors listed on the schedule of warrantholders attached thereto (incorporated herein by reference to Exhibit 10.29 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.27†	Form of Indemnification Agreement by and between the registrant and certain of its employees (incorporated herein by reference to Exhibit 10.30 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.28	Form of Stock and Warrant Purchase Agreement dated as of July 29, 2004 (incorporated herein by reference to Exhibit 10.01 to the registrant's Current Report on Form 8-K filed July 29, 2004 (File No. 000-50405))
10.29	Form of Warrant issued by the registrant to certain investors (incorporated herein by reference to Exhibit 10.02 to the registrant's Current Report on Form 8-K filed July 29, 2004
10.30	Amendment No. 2 to Tenth Amended and Restated Investors' Rights Agreement dated as of July 29, 2004 (incorporated herein by reference to Exhibit 10.03 to the registrant's Current Report on Form 8-K filed July 29, 2004
10.31	Collaboration, License and Supply Agreement by and between the registrant and Nycomed Danmark ApS dated July 6, 2004 (incorporated herein by reference to Exhibit 10.04 to the registrant's Amendment No. 2 to Form S-1 Registration Statement on Form S-3, File No. 333-119027) (confidential treatment previously granted)
10.32	Commercial Building Lease by and between 890 East LLC and the registrant dated as of July 20, 2004 (incorporated herein by reference to Exhibit 10.05 to the registrant's Amendment No. 2 to Form S-1 Registration Statement on Form S-3, File No. 333-119027) (confidential treatment previously granted)
10.33	Promissory Note with Massachusetts Development Finance Agency (incorporated herein by reference to Exhibit 10.33 to the registrant's Registration Statement on Form S-1, File No. 333-119027)

10.34	Master Security Agreement by and between the registrant and General Electric Capital Corporation dated April 16, 2004 (incorporated herein by reference to Exhibit 10.34 to the registrant's Registration Statement on Form S-1, File No. 333-119027)
10.35	Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 2, 2005)
10.36	Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed December 23, 2004)
10.37	Terms and Conditions for Engineering, Procurement and Construction Management Services (incorporated herein by reference to Exhibit 10.09 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)
10.38	Contract Work Authorization (Form 1) No. 1 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)
10.39	Contract Work Authorization (Form 2) No. 1 for Agency Procurements (incorporated herein by reference to Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)
10.40	Contract Work Authorization (Form 2) No. 2 for Engineering and Construction Managemetn Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed December 14, 2004)
10.41†	Form of Non-Qualified Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004)
10.42†	Form of Incentive Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004)
10.43†	Form of Non-Qualified Stock Option Agreement (1 year vesting schedule) (incorporated herein by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004)
10.44	Amendment No. 3 to Tenth Amended and Restated Investors' Rights Agreement dated as of October 26, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed November 1, 2004)
14.01*	Code of Business Conduct and Ethics
21.01*	List of Subsidiaries
23.01*	Consent of Deloitte & Touche LLP
24.01*	Power of Attorney (included in signature page)
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certifications

*
Filed herewith.
†
Indicates a management contract or any compensatory plan, contract or arrangement.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACUSPHERE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Acusphere, Inc.
Watertown, Massachusetts

        We have audited the accompanying consolidated balance sheets of Acusphere, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2004, and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders' equity, and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 14, 2005

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,562,378	$45,179,915
Other current assets	712,673	2,096,681

Total current assets	55,275,051	47,276,596

PROPERTY AND EQUIPMENT, at cost:
Property and equipment (Note 5)	9,959,855	20,876,140
Less accumulated depreciation and amortization	7,935,450	8,006,819

Property and equipment, net	2,024,405	12,869,321

OTHER ASSETS	1,624,797	1,857,306

TOTAL	$58,924,253	$62,003,223

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations (Note 6)	$884,799	$1,071,627
Current portion of deferred revenue (Note 7)	—	3,428,571
Accounts payable	1,519,981	4,237,934
Accrued expenses	1,939,012	4,396,020

Total current liabilities	4,343,792	13,134,152

LONG-TERM LIABILITIES:
Long-term obligations, net of current portion	205,418	2,502,579
Deferred revenue, net of current portion	—	857,143

Total long-term liabilities	205,418	3,359,722

COMMITMENTS (Notes 11 and 12)
REDEEMABLE CONVERTIBLE PREFERRED STOCK, authorized, 5,000,000 shares as of December 31, 2003 and 2004: no shares issued and outstanding as of December 31, 2003 and 2004	—	—

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; authorized, 98,500,000 shares as of December 31, 2003 and 2004; issued and outstanding, 14,294,533 shares as of December 31, 2003 and 17,810,922 shares as of December 31, 2004	142,945	178,109
Additional paid-in capital	201,422,784	221,672,237
Deferred stock-based compensation	(1,723,229)	(914,492)
Accumulated deficit	(145,467,457)	(175,426,505)

Total stockholders' equity	54,375,043	45,509,349

TOTAL	$58,924,253	$62,003,223

See notes to consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2003	2004
COLLABORATION REVENUE	$—	$—	$1,714,286
OPERATING EXPENSES:
Research and development(1)	13,545,084	14,228,611	25,619,628
General and administrative(1)	3,905,465	4,172,726	5,581,817
Stock-based compensation	2,195,202	1,307,052	940,078

Total operating expenses	19,645,751	19,708,389	32,141,523
Equity in loss of joint venture	(1,183,417)	—	—
Interest income	223,550	199,883	557,747
Other income	9,114	22,701	43,718
Interest expense	(1,299,746)	(2,437,632)	(133,276)

NET LOSS	(21,896,250)	(21,923,437)	(29,959,048)
Accretion of dividends and offering costs on preferred stock	(6,665,478)	(5,948,073)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(28,561,728)	$(27,871,510)	$(29,959,048)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE—Basic and diluted	$(35.39)	$(6.66)	$(1.92)

WEIGHTED-AVERAGE SHARES OUTSTANDING—Basic and diluted	807,119	4,187,672	15,602,832

(1) Excludes stock-based compensation as follows:
Research and development	$915,085	$589,642	$355,973
General and administrative	1,280,117	717,410	584,105

	$2,195,202	$1,307,052	$940,078

See notes to consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
STOCKHOLDERS' EQUITY, AND COMPREHENSIVE LOSS

			Stockholders' Equity
	Redeemable Convertible Preferred Stock
			Common Stock			Treasury Stock
	Number of Shares	Carrying Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Number of Shares	Cost
BALANCE, JANUARY 1, 2002	21,214,326	$97,739,197	510,905	$5,109	$7,211,698	6,027	$(361)
Exercise of stock options	—	—	8,560	86	29,028	—	—
Sale of Series J Redeemable Convertible Preferred Stock, net of issuance costs of $856,034	10,736,960	14,283,074	—	—	—	—	—
Exchange of Series B, E and F to Series J-1 for contribution greater than pro-rata share	3,232,930	—	—	—	—	—	—
Conversion of preferred shares to common	(4,039,133)	(24,381,916)	699,411	6,994	24,374,922	—	—
Reversal of deferred compensation for terminated employees	—	—	—	—	(424,887)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	—
Accretion of dividends and offering costs on preferred stock	—	6,665,478	—	—	—	—	—
Dividends forfeited on preferred stock conversion	—	(2,838,758)	—	—	2,838,758	—	—
Net loss	—	—	—	—	—	—	—

Comprehensive net loss
		Stockholders' Equity
	Accumulated Other Comprehensive Income
		Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Loss
BALANCE, JANUARY 1, 2002	$3,569	$(4,413,493)	$(89,034,219)	$(86,227,697)
Exercise of stock options	—	—	—	29,114
Sale of Series J Redeemable Convertible Preferred Stock, net of issuance costs of $856,034	—	—	—	—
Exchange of Series B, E and F to Series J-1 for contribution greater than pro-rata share	—	—	—	—
Conversion of preferred shares to common	—	—	—	24,381,916
Reversal of deferred compensation for terminated employees	—	424,887	—	—
Amortization of deferred stock-based compensation	—	2,195,202	—	2,195,202
Unrealized loss on short-term investments	(3,281)	—	—	(3,281)	$(3,281)
Accretion of dividends and offering costs on preferred stock	—	—	(6,665,478)	(6,665,478)
Dividends forfeited on preferred stock conversion	—	—	—	2,838,758
Net loss	—	—	(21,896,250)	(21,896,250)	(21,896,250)

Comprehensive net loss					$(21,899,531)

See notes to consolidated financial statements.

			Stockholders' Equity
	Redeemable Convertible Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Carrying Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Number of Shares	Cost
BALANCE, DECEMBER 31, 2002	31,145,083	91,467,075	1,218,876	12,189	34,029,519	6,027	(361)
Exercise of stock options	—	—	34,395	344	67,800	—	—
Issuance of restricted common stock	—	—	14,956	150	102,149	—	—
Warrants issued with convertible notes	—	—	—	—	761,500	—	—
Retirement of treasury stock	—	—	(6,027)	(60)	(301)	(6,027)	361
Conversion of preferred shares to common	(3,731,999)	(9,123,216)	732,600	7,326	9,115,890	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—
Deferred stock-based compensation related to employees	—	—	—	—	1,396,347	—	—
Reversal of deferred compensation	—	—	—	—	(261,769)	—	—
Issuance of common stock from exercise of warrant	—	—	998	10	(10)	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	—
Accretion of dividends and offering costs on preferred stock	—	5,948,073	—	—	—	—	—
Dividends forfeited on preferred stock conversion	—	(23,521,685)	—	—	23,521,685	—	—
Issuance of common stock from initial public offering ("IPO"), net of offering costs	—	—	3,750,000	37,500	47,580,943	—	—
Issuance of common stock from convertible notes payable and accrued interest, at IPO	—	—	2,411,846	24,118	20,400,152	—	—
Conversion of preferred shares to common, at IPO	(27,413,084)	(64,770,247)	6,136,889	61,368	64,708,879	—	—
Net loss	—	—	—	—	—	—	—

Comprehensive net loss
BALANCE, DECEMBER 31, 2003	—	$—	14,294,533	$142,945	$201,422,784	—	$—

		Stockholders' Equity
	Accumulated Other Comprehensive Income
		Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Loss
BALANCE, DECEMBER 31, 2002	288	(1,793,404)	(117,595,947)	(85,347,716)
Exercise of stock options	—	—	—	68,144
Issuance of restricted common stock	—	(102,299)	—	—
Warrants issued with convertible notes	—	—	—	761,500
Retirement of treasury stock	—	—	—	—
Conversion of preferred shares to common	—	—	—	9,123,216
Amortization of deferred stock-based compensation	—	1,307,052	—	1,307,052
Deferred stock-based compensation related to employees	—	(1,396,347)	—	—
Reversal of deferred compensation	—	261,769	—	—
Issuance of common stock from exercise of warrant	—	—	—	—
Unrealized loss on short-term investments	(288)	—	—	(288)	(288)
Accretion of dividends and offering costs on preferred stock	—	—	(5,948,073)	(5,948,073)
Dividends forfeited on preferred stock conversion	—	—	—	23,521,685
Issuance of common stock from initial public offering ("IPO"), net of offering costs	—	—	—	47,618,443
Issuance of common stock from convertible notes payable and accrued interest, at IPO	—	—	—	20,424,270
Conversion of preferred shares to common, at IPO	—	—	—	64,770,247
Net loss	—	—	(21,923,437)	(21,923,437)	(21,923,437)

Comprehensive net loss					$(21,923,725)

BALANCE, DECEMBER 31, 2003	$—	$(1,723,229)	$(145,467,457)	$54,375,043

See notes to consolidated financial statements.

			Stockholders' Equity
	Redeemable Convertible Preferred Stock
			Common Stock			Treasury Stock
	Number of Shares	Carrying Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Number of Shares	Cost
Exercise of stock options	—	—	68,734	687	88,909	—	—
Issuance of common stock from employee stock purchase plan	—	—	3,960	40	24,407	—	—
Issuance of common stock to board members for services performed	—	—	3,695	37	23,557	—	—
Issuance of common stock from private financing, net of offering costs	—	—	3,440,000	34,400	19,763,194	—	—
Warrant issued to financial advisor	—	—	—	—	241,639	—	—
Reversal of deferred compensation for terminated employees	—	—	—	—	(43,105)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—
Deferred stock-based compensation related to non- employees	—	—	—	—	150,852	—	—
Net loss	—	—	—	—	—	—	—

Comprehensive net loss
BALANCE, DECEMBER 31, 2004	—	$—	17,810,922	$178,109	$221,672,237	—	$—

		Stockholders' Equity
	Accumulated Other Comprehensive Income
		Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Loss
Exercise of stock options	—	—	—	89,596
Issuance of common stock from employee stock purchase plan	—	—	—	24,447
Issuance of common stock for services performed	—	(23,594)	—	—
Issuance of common stock from private financing, net of offering costs	—	—	—	19,797,594
Warrant issued to financial advisor	—	—	—	241,639
Reversal of deferred compensation for terminated employees	—	43,105	—	—
Amortization of deferred stock-based compensation	—	940,078	—	940,078
Deferred stock-based compensation related to non-employees	—	(150,852)	—	—
Net loss	—	—	(29,959,048)	(29,959,048)	(29,959,048)

Comprehensive net loss					$(29,959,048)

BALANCE, DECEMBER 31, 2004	$—	$(914,492)	$(175,426,505)	$45,509,349

(Concluded)

See notes to consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,896,250)	$(21,923,437)	$(29,959,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,195,202	1,307,052	940,078
Depreciation and amortization	1,747,372	1,733,417	1,367,837
Loss on disposal of property and equipment	—	—	30,545
Noncash interest expense	383,698	1,120,526	43,261
Noncash rent expense	53,640	53,640	244,068
Noncash amortization of deferred revenue	—	—	(1,714,286)
Noncash amortization of fee to financial advisor	—	—	100,000
Noncash amortization of warrants to financial advisor	—	—	34,520
Equity in loss from joint venture	1,183,417	—	—
Changes in operating assets and liabilities:
Due from joint venture	(777,685)	—	—
Deferred revenue	—	—	6,000,000
Other current assets	4,599	(283,836)	(1,390,728)
Accounts payable	(717,721)	782,267	2,717,952
Accrued expenses	141,585	1,703,194	2,266,580

Net cash used in operating activities	(17,682,143)	(15,507,177)	(19,319,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(686,613)	(534,713)	(12,183,102)
Increase in other assets	(33,640)	(119,220)	(257,506)
Maturities of short-term investments	9,143,199	195,410	—

Net cash provided by (used in investing activities	8,422,946	(458,523)	(12,440,608)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(3,513,221)	(4,395,089)	(979,545)
Proceeds from long-term obligations	—	19,440,342	3,445,274
Net proceed from sale of redeemable convertible preferred stock	14,283,074	—	—
Net proceeds from sale of common stock in initial public offering	—	47,618,443	—
Net proceeds from sale of common stock in private placement	—	—	19,797,594
Proceeds from exercise of stock options	29,114	68,144	89,596
Proceeds from issuance of common stock from employee stock purchase plan	—	—	24,447

Net cash provided by financing activities	10,798,967	62,731,840	22,377,366

See notes to consolidated financial statements.

	Year Ended December 31,
	2002	2003	2004
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,539,770	46,766,140	(9,382,463)
CASH AND CASH EQUIVALENTS, Beginning of period	6,256,468	7,796,238	54,562,378

CASH AND CASH EQUIVALENTS, End of period	$7,796,238	$54,562,378	$45,179,915

SUPPLEMENTAL SCHEDULE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$916,048	$1,317,106	$90,013

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING TRANSACTIONS:
Unrealized gain (loss) on investments	$(3,281)	$(288)	$—

Deferred compensation for services to be performed	$—	$1,236,877	$—

Accretion of preferred stock dividends and offering costs	$6,665,478	$5,948,073	$—

Dividends forfeited on preferred stock conversion	$2,838,758	$23,521,685	$—

Write-off of net amount due from joint venture	$371,953	$—	$—

Common stock warrants issued with convertible notes	$—	$761,500	$—

Common stock warrants exercised	$—	$10	$—

Common stock warrants issued to financial advisor	$—	$—	$241,639

Promissory notes and accrued interest converted into common stock, at IPO	$—	$20,424,270	$—

(Concluded)

See notes to consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations

        Acusphere, Inc. and Subsidiaries ("Acusphere" or the "Company") is a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using its proprietary microparticle technology. The Company's lead product, AI-700, is in Phase 3 clinical trials.

        Acusphere is devoting substantially all of its efforts towards the research and development of its product candidates and raising capital. Acusphere is subject to a number of risks. Principal among these risks are the need to develop commercially usable products, competition from substitute products and larger companies, dependence and the need to obtain adequate financing necessary to fund product development.

        The Company emerged from development stage for accounting purposes in July 2004 upon the commencement of its collaboration agreement with Nycomed Danmark ApS (Nycomed). Accordingly, the Company has removed the cumulative since inception disclosures from its accompanying consolidated financial statements.

2. Summary of Significant Accounting Policies

        The accompanying consolidated financial statements reflect the application of certain accounting policies described below and elsewhere in the notes to the consolidated financial statements.

        Principles of Consolidation—The accompanying consolidated financial statements include the amounts of Acusphere, Inc. and its two wholly owned subsidiaries, Acusphere Securities Corporation and Acusphere Newco, Ltd. (to February 2003). Acusphere Securities Corporation was established in December 1996 as a Massachusetts securities corporation. Acusphere Newco, Ltd., as established in June 2000 by the Company and Elan Corporation, plc. ("Elan"), was 80.1% owned by the Company. In September 2002, the joint venture relationship was terminated at which time Acusphere Newco, Ltd. became a wholly owned subsidiary of the Company. In February 2003, Acusphere Newco, Ltd. was dissolved. The Company's investment in Acusphere Newco, Ltd. was accounted for under the equity method from inception through the termination date of the joint venture relationship and consolidated from that date through February 2003 (see Note 4). All intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimated or assumed.

        Cash and Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments, including money market accounts, with original maturity dates of 90 days or less when purchased. Cash equivalents are carried at cost, which approximates their fair market value.

        Property and Equipment—Property and equipment are recorded at cost and depreciated over their estimated useful lives of three to five years using the straight-line method. Equipment under capital leases and leasehold improvements are depreciated over the lesser of their useful lives or the remainder of the lease term. Acusphere reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable and recognizes a loss when it is probable that the estimated future cash flows will be less than the carrying value of the asset. Expenditures for maintenance and repairs are charged to expense as incurred.

        Other Assets—Other assets consist of deposits to vendors for the manufacture of laboratory equipment, security deposits, and deferred rent expense.

        Fair Value of Financial Instruments—The carrying amounts of Acusphere's financial instruments, which include cash equivalents, accounts payable, accrued expenses, and long-term obligations, approximate their fair values.

        Concentrations of Credit Risk and Limited Suppliers—The financial instruments that potentially subject Acusphere to concentrations of credit risk are cash and cash equivalents. Acusphere's cash and cash equivalents are maintained with a highly rated commercial bank and its related investment management company.

        Acusphere relies on certain materials used in its development process, each of which is available from limited sources. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development process and thereby adversely affect Acusphere's operating results.

        Collaboration Revenue—Collaboration revenue consists of revenue earned under license arrangements with collaborative partners in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104") and FASB Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). Revenue from license payments not tied to achieving a specific performance milestone is recognized ratably over the period over which services are obligated to be performed. The period over which services are obligated to be performed is estimated based on available facts and circumstances. Revenue is recognized from performance payments, when such performance is substantially in Acusphere's control and when Acusphere believes that completion of such performance is reasonably probable, ratably over the period over which it estimates that it will perform such performance obligations. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone when performance of such milestone is contingent on performance by others or for which achievement can not be reasonably estimated or assured, are recognized as revenue when the milestone is achieved and the related payment is due, provided that there is no substantial future service obligation associated with the milestone. Revenue in connection with license arrangements is recognized over the term of the arrangement and is limited to payments collected or due and reasonably assured of collection. In circumstances where the arrangement includes a refund provision, the Company defers revenue recognition until the refund condition is no longer applicable unless, in Acusphere's judgment, the refund circumstances are within its operating control and unlikely to occur. Payments received in advance of being recognized as revenue are deferred.

        Research and Development Expenses—Research and development costs primarily consist of salaries and related expenses for personnel and capital resources. Other research and development expenses include fees paid to consultants and outside service providers and the costs of materials used in clinical trials and research and development. Acusphere charges all research and development expenses to operations as incurred, net of expenses reimbursed from third parties.

        Derivative Embedded in Facility Loan Agreement—The Company's loan agreement with MassDevelopment contains a feature providing for a retroactive interest rate increase in the event the Company achieves a certain defined earnings level. This feature represents an embedded derivative which is required to be accounted for separately from the related loan. The estimated fair value of this feature is valued using a risk-weighted discounted cashflow methodology that incorporates factors such as the Company's cost of capital and the probability of the Company achieving the defined earnings level. Changes in the estimated fair value of the liability represented by these factors are charged to the consolidated statements of operations under interest expense. These adjustments will be required until the feature is either triggered or expires.

        Income Taxes—Deferred tax liabilities and assets are provided for differences between the book and tax bases of existing assets and liabilities and tax loss carryforwards and credits, using tax rates expected to be in effect in the years in which differences are expected to reverse. Valuation allowances are provided to the extent realization of tax assets is not considered likely.

        Stock-Based Compensation—Acusphere's employee stock option plan is accounted for using the intrinsic-value-based method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The intrinsic method requires that compensation expense, if any, be determined by calculating the difference between the fair value of the Company's common stock and the strike price of the option at a measurement date. The measurement date is generally when the number of shares and the strike price of the option are known. Acusphere uses the fair-value method to account for nonemployee stock-based compensation.

        Acusphere has computed the pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumptions used and weighted-average information are as follows:

	December 31,
	2002	2003	2004
Risk-free interest rate	3.22%–4.76%	2.53%–3.12%	2.31%–3.66%
Expected dividend yield	—	—	—
Expected lives	4 years	4 years	4 years
Expected volatility	60%	60%-100%	44.27%-54.15%
Weighted-average fair value of options granted	$4.38	$6.20	$3.21

        Had stock-based compensation expense for the plan been determined consistent with SFAS No. 123, Acusphere's net loss would have been the following pro forma amounts:

	Year Ended December 31,
	2002	2003	2004
Applicable to common stockholders:
Net loss—as reported	$(28,561,728)	$(27,871,510)	$(29,959,048)
Add: Stock-based employee compensation expense included in reported net loss	2,167,834	1,211,273	776,581
Deduct: Stock-based employee compensation expense determined under fair value method	(2,279,228)	(1,184,230)	(1,738,994)

Net loss—proforma	$(28,673,122)	$(27,844,467)	$(30,921,461)

Net loss per share (basic and diluted):
As reported	$(35.39)	$(6.66)	$(1.92)

Pro forma	$(35.53)	$(6.65)	$(1.98)

        Net Loss Per Share—Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, which consisted of redeemable convertible preferred stock, stock options, warrants, and restricted common stock that are not included in the diluted net loss per share calculation, aggregated 7,853,360, 1,758,029 and 3,155,942 as of December 31, 2002, 2003, and 2004, respectively. The following table reconciles the weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Year Ended December 31,
Historical
	2002	2003	2004
Weighted-average common shares outstanding	816,720	4,191,321	15,611,644
Less weighted-average restricted common shares outstanding	(9,601)	(3,649)	(8,812)

Basic and diluted weighted-average common shares outstanding	807,119	4,187,672	15,602,832

        Comprehensive Loss—Comprehensive loss is defined as the change in stockholders' equity during a period from transactions and other events and circumstances from non-owner sources. Acusphere has disclosed comprehensive loss for all periods presented in the accompanying consolidated statements of redeemable convertible preferred stock, stockholders' equity, and comprehensive loss.

        Disclosures About Segments of an Enterprise—Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, Acusphere has viewed its operations and manages its business as one operating segment.

        Recent Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. Acusphere expects to adopt SFAS No. 123R using the Statement's modified prospective application method. The Company does not yet have an estimate of the effect on its statements of operations of adopting SFAS No. 123.

3. Balance Sheet Data

	As of December 31,
	2003	2004
Other assets consist of the following:
Deposits	$1,195,672	$1,212,996
Other assets	429,125	644,310

	$1,624,797	$1,857,306

Accrued expenses consist of the following:
Accrued contract services	$882,696	$2,500,573
Accrued vacation	316,644	398,230
Accrued bonus	350,000	478,006
Other accrued expenses	389,672	1,019,211

	$1,939,012	$4,396,020

4. Joint Venture

        In June 2000, Acusphere and Elan formed a joint venture, Acusphere Newco, Ltd., to develop compounds to be delivered via the pulmonary route using Acusphere's microparticle technology.

        The joint venture was formed by issuing preferred and common stock valued at $15,000,000 to Acusphere and Elan. Elan also purchased shares of Acupshere's Series G Nonvoting Redeemable Convertible Preferred Stock for total proceeds of $12,015,003. As discussed above and in Note 2, until September 30, 2002, Acusphere owned an 80.1% interest in the joint venture and Elan owned a 19.9% nonvoting interest. While Acusphere owned 100% of the voting common shares, Elan and its subsidiaries retained significant minority investor rights that were considered "participating rights" as defined in Emerging Issues Task Force ("EITF") Issue No. 96-16, "Investors' Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights." Elan's participating rights consisted of joint and equal participation with Acusphere in the joint venture's operating and capital decisions through equal representation and participation in the joint venture's management and research and development committees. Elan's participating rights overcame the presumption that Acusphere exercised control over the joint venture. Accordingly, Acusphere did not consolidate the financial statements of the joint venture but, instead, accounted for its investment in the joint venture under the equity method of accounting.

        In conjunction with a private equity financing completed by Acusphere in July 2002, the preferred stock then held by Elan and carried at an aggregate value of $21,049,000 was converted into 419,575 shares of Acusphere common stock.

        In September 2002, Elan and Acusphere terminated the joint venture agreement. This termination resulted in the assignment to Acusphere of development rights to any project undertaken by the joint venture since its formation in exchange for Elan's minority participation in certain revenues that may be realized in the future relating to technology developed by the joint venture. In connection with the termination of the joint venture, Acusphere recognized as a loss an amount previously due from Elan of $374,000. Upon termination of the joint venture, Acusphere Newco, Ltd. became a wholly owned subsidiary of Acusphere and was consolidated in the Company's financial statements until this subsidiary was dissolved in February 2003.

5. Property and Equipment

        Property and equipment at cost consist of the following:

	As of December 31,
			Estimated Useful Life
	2003	2004
Equipment	$9,655,685	$10,279,147	3-5 years
Furniture and fixtures	181,665	188,252	5 years
Leasehold improvements	122,505	171,277	Lease term

Sub-total depreciable assets	9,959,855	10,638,676
Less: accumulated depreciation and amortization	(7,935,450)	(8,006,819)

Total depreciable assets, net	2,024,405	2,631,857
Deposits on equipment purchases	—	6,774,256	N/A
Construction in progress	—	3,463,208	N/A

Total property and equipment, net	$2,024,405	$12,869,321

        Deposits on equipment purchases represent progress payments for long-lead time capital equipment purchases, the majority of which are associated with development and expansion of Acusphere's manufacturing operations for AI-700.

        Amounts recorded under construction in progress represent costs incurred through December 31, 2004 for the build-out of Acusphere's commercial manufacturing facility in Tewksbury, Massachusetts.

6. Long-term Obligations

        The carrying value of long-term obligations was as follows:

	As of December 31,
	2003	2004
Capital lease obligations	$1,090,217	$205,419
Notes payable	—	3,368,787

	1,090,217	3,574,206
Less current maturities	884,799	1,071,627

Long-term obligations, net	$205,418	$2,502,579

        Future payments under all capital lease and notes payable agreements are as follows as of December 31, 2004:

	Capital Lease Obligations	Notes Payable
Year Ending December 31,
2005	$208,524	$866,208
2006	—	949,557
2007	—	1,143,212
2008	—	409,810

Total future minimum payments	208,524	3,368,787
Less amount representing interest	3,105	—

Present value of future minimum payments	205,419	3,368,787
Less current portion of long-term obligations	205,419	866,208

Long-term portion of long-term obligations	$—	$2,502,579

        Capital Lease Obligations—Acusphere leases capital equipment under various capital lease arrangements. The remaining monthly payments range from $5,001 to $46,222 with maturities through April 2005. As part of these and prior lease agreements entered into by Acusphere, the leasing companies were granted warrants to purchase an aggregate of 63,274 shares of common stock at exercise prices ranging from $9.60 to $28.50. Of these warrants granted, 22,816 were deemed to be granted at an exercise price per share deemed to be below the then-current fair value, for accounting purposes. In conjunction with these grants, Acusphere recorded the deemed fair value of these warrants as a reduction of the capital lease obligations based upon the Black-Scholes option- pricing model and is amortizing these discounts using the effective-interest-rate method through the respective maturity dates of the leases. Interest rates for the above leases range from 6.7% to 8.6%. Acusphere does not have any additional borrowing availability under these lease arrangements as of December 31, 2004.

        At December 31, 2004, the cost and net carrying value of equipment under capital leases amounted to approximately $2,012,000 and $168,000, respectively.

        Equipment Promissory Notes—In April 2004, Acusphere entered into an equipment financing line with an equipment financing company. In August 2004, the amount of this equipment financing line increased from $8.0 million to $11.3 million. Borrowings under this equipment line were originally available for qualified purchases approved by the equipment financing company through March 2005. In March 2005, the financing line was extended through August 31, 2005. Such borrowings are to be secured by the qualified purchases and repaid over 36 to 48 months, depending on the nature of the equipment financed. While the $11.3 million equipment line is structured as a loan agreement, Acusphere may elect to borrow up to $4.0 million of this amount in the form of a lease financing. The interest rate on this facility varies depending upon whether the borrowing is in the form of a loan or lease and whether the term is 36 months or 48 months. Such interest rates are fixed at the time of each borrowing under the equipment line with such rates adjusted between borrowings based on the U.S. Federal Reserve's Three Year and Four Year Treasury Constant Maturity Rates. The loans under this financing line are subject to acceleration upon the happening of certain customary events of default, including failure to timely pay principal and interest.

        As of December 31, 2004, Acusphere has borrowed approximately $3.4 million in the form of promissory notes under this equipment line with remaining monthly payments ranging from $518 to $54,272 with maturities through December 2008. Interest rates for the promissory notes range from 8.74% to 9.34%. As of December 31, 2004, Acusphere has approximately $7.9 million available in additional borrowings under this equipment line.

        Subordinated Loans Payable—In September 2001, Acusphere entered into notes payable agreements (the "notes") with two financing institutions for a total amount of $5,000,000. The notes specified six monthly interest-only payments which began in October 2001 and 24 monthly principal and interest installments thereafter. The notes bore interest at 15% per annum. The balance of the notes was paid in full in 2003.

        In conjunction with the issuance of the notes, Acusphere issued warrants to purchase an aggregate of 28,138 shares of common stock at an exercise price of $28.50 per share, subject to adjustment under certain circumstances, as defined. Based on the relative value of the notes and the deemed value of the warrants, Acusphere allocated a total of $594,698 of proceeds to the warrants. The carrying value of the notes was reduced by the unamortized discount. Acusphere has amortized this discount using the effective-interest-rate method through June 2003 when the debt was repaid in full.

        During 2002 and 2003, Acusphere recorded $330,279 and $176,802, respectively of interest expense relating to the amortization of the discount on the notes.

        Convertible Promissory Notes—On April 11, 2003, Acusphere issued subordinated convertible promissory notes to existing investors in exchange for $19,100,000. The notes bore interest at a rate of 10% per annum. On June 27, 2003, Acusphere issued identical subordinated convertible promissory notes to other existing investors in exchange for an additional $319,000. The outstanding balance of the notes and accrued interest automatically converted into common stock on October 14, 2003 upon the close of the initial public offering ("IPO") of the Company's Common Stock. The secured subordinated convertible promissory notes, including accrued interest, were converted at an effective price of $8.46 per share into 2,411,846 shares of common stock. At December 31, 2004 and 2003, none of these convertible promissory notes were outstanding and the security interest previously held by the noteholders was released.

        In connection with the issuance of the subordinated convertible promissory notes, for no additional consideration, Acusphere issued warrants exercisable for 458,437 shares of common stock at an exercise price of $8.46 per share and 684 shares of common stock at an exercise price of $14.00 per share (see Note 9). Based on the relative value of the notes and the deemed value of the warrants, Acusphere allocated $761,500 of the proceeds to the warrants. The carrying value of the notes was reduced by the unamortized discount. As a result of the IPO on October 14, 2003, the discount was fully amortized into interest expense during 2003.

        Facility Loan Agreement—In August 2004, Acusphere entered into a loan with MassDevelopment under which up to $2.0 million of financing is available upon completion by Acusphere of certain tenant improvements to its commercial manufacturing facility in Tewksbury, Massachusetts. Interest shall accrue under the loan at 5.0% per annum with retroactive adjustments to 9% upon reaching certain defined earning levels. The repayment of principal and accrued interest will coincide with the term of the Tewksbury lease which has a five-year, nine-month term with options to extend the lease for up to two additional five-year terms. No payments are due under the loan for the first twenty-four months. Unpaid interest during this twenty-four month period shall be accrued and principal and accrued interest shall be repaid on a monthly basis thereafter such that the total amount outstanding shall fully amortize over the balance of the term in equal installments. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. The loan, if utilized, would be secured by certain of the tenant improvements to be made at the Tewksbury facility. As of December 31, 2004, Acusphere has $2.0 million available to borrow under this financing arrangement, subject to Acusphere providing evidence that it has spent at least $2.0 million to make improvements to its commercial manufacturing facility.

        The retroactive interest rate adjustment feature of the loan agreement was deemed to be an embedded derivative instrument requiring separate accounting under FASB 133, Accounting for Derivative Instruments and Hedging Activities, and was initially valued at $62,000. The derivative asset will be amortized as interest expense over a term beginning with the loan agreement effective date and ending with the currently expected payment date of the retroactive interest. The fair value of the derivative liability will be re-measured at each reporting period, with any change in value charged or credited to interest expense. There was no change in the estimated fair value of the derivative liability at December 31, 2004.

7. Deferred Revenue

        In July 2004, Acusphere entered into a collaboration, license and supply agreement with Nycomed in which Acusphere granted Nycomed rights to develop and market AI-700 in Europe. As part of this agreement, in July 2004 Nycomed paid Acusphere a $4.0 million license fee and the first of eight consecutive quarterly installments of $1.0 million each for Acusphere's research and development efforts. In October 2004, Nycomed paid the second quarterly installment of $1.0 million. As of December 31, 2004, Acusphere recognized $1.7 million in revenue reflecting an estimated period of forty-two months over which the $12 million in payments are earned, and $4.3 million of such payments were reported as deferred revenue.

        In connection with this agreement, the Company is obligated to pay a customary fee to its financial advisor in this transaction. The total fee, of which $325,000 was paid by the Company in 2004, is comprised of cash and warrants and is dependent upon the timing and magnitude of the amounts to be paid by Nycomed to the Company.

8. Income Taxes

        At December 31, 2004, Acusphere had a federal net operating loss ("NOL") carryforward for income tax purposes of approximately $83,959,000 that expires through 2024. Acusphere also has approximately $5,282,000 of research and development ("R&D") credits as of December 31, 2004 available to offset future income taxes payable, if any. The Tax Reform Act of 1986 contains provisions that may limit the utilization of tax attributes (including NOL carryforwards and R&D credits) available to be used in any given year in the event of significant changes in ownership interests, as defined.

        The components of Acusphere's deferred tax asset at December 31, 2003 and 2004 are as follows:

	2003	2004
Net operating loss carryforwards	$26,610,000	$33,144,000
Temporary timing differences	11,406,000	17,694,000
Research and development credit carryforwards	2,555,000	5,282,000

Deferred tax asset	40,571,000	56,120,000
Less valuation allowance	(40,571,000)	(56,120,000)

	$—	$—

        The temporary differences principally consist of capitalized start-up expenses for income tax purposes and, for 2004, the timing of Nycomed collaboration revenue recognition. Acusphere has established a full valuation allowance equal to the amount of its deferred tax asset as the realization of such asset is uncertain.

9. Stockholders' Equity

        Common Stock—In July 2004, Acusphere entered into definitive purchase agreements with institutional and accredited investors for a $21.5 million private placement of up to 3,440,000 newly issued shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 688,000 shares of common stock at an exercise price of $8.50 per share. In August 2004, a partial closing of this private placement was consummated, resulting in aggregate gross proceeds to Acusphere of approximately $17.9 million (net proceeds of approximately $16.5 million) and the issuance of 2,865,522 shares of common stock and warrants to purchase up to an additional 573,105 shares of common stock. In October 2004, a second and final closing of this private financing resulted in aggregate gross proceeds to Acusphere of approximately $3.6 million (net proceeds of approximately $3.2 million) and the issuance of 574,478 shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 114,895 shares of common stock at an exercise price of $8.50 per share. All of the shares of common stock sold in the $21.5 million private placement were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-3 that was declared effective by the Securities and Exchange Commission on November 10, 2004.

        On October 14, 2003, Acusphere's Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission permitting the Company to sell shares of common stock in an IPO. On October 7, 2003, Acusphere sold 3,750,000 shares of common stock in the IPO for $14.00 per share which resulted in net proceeds of approximately $47,600,000 to the Company, after deducting $4,900,000 in underwriting fees and offering-related expenses.

        Holders of common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Holders of common stock are entitled to receive ratably any dividends as may be declared by the Company's Board of Directors.

        Conversions to Common Stock—On July 1, 2003, in connection with the issuance of the subordinated convertible promissory notes, 3,731,999 shares of outstanding preferred stock converted into 732,600 shares of common stock. At the IPO, all the remaining 27,413,084 outstanding shares of preferred stock and all of Acusphere's outstanding subordinated convertible promissory notes, including accrued interest, converted into 8,548,735 shares of common stock.

        Stock Plans—In March 1994, the 1994 Stock Plan (the "1994 Plan") was approved. The 1994 Plan, as amended provides that a maximum of 1,423,663 shares of common stock may be issued as incentive stock options ("ISOs"), nonqualified stock options and stock grants. Options under the Plan may be granted to key employees, directors, and consultants, as defined. ISOs may be granted at no less than fair market value on the date of grant, as determined by the Company's Board of Directors (no less than 110% of fair market value on the date of grant for 10% or greater stockholders), subject to certain limitations, as defined. Options granted under the 1994 Plan are exercisable at varying dates, as determined by the Board of Directors, and have terms not to exceed 10 years (five years for 10% or greater stockholders). The Board of Directors, at the request of the optionee, may, at its discretion, convert the optionee's ISOs into nonqualified options at any time prior to the expiration of such ISOs. No new stock options or other stock grants can be made by the Company under the 1994 Plan after March 7, 2004.

        In July 2003, the 2003 Stock Option and Incentive Plan (the "2003 Plan") was approved. The 2003 Plan became effective on the closing of IPO on October 14, 2003 and provides that a maximum of 2,500,000 shares of common stock may be issued as ISOs, nonqualified stock option, awards of common stock and direct purchases of common stock by Acusphere employees, officers, directors and consultants. The maximum number of shares that may be granted to any employee under the 2003 Plan shall not exceed 583,334 shares of common stock during any calendar year. Acusphere had 1,810,083 shares available for future stock and option grants under the 2003 Plan at December 31, 2004.

        In July 2003, the 2003 Employee Stock Purchase Plan (the "Purchase Plan") was approved which became effective on October 14, 2003, the close of the Company's initial public offering. The Purchase Plan provides for the issuance of a maximum of 233,334 shares of common stock. Eligible employee may contribute up to 10% of their total cash compensation with a maximum of 417 shares semi-annually. The first sale of shares under this plan occurred on February 29, 2004. Acusphere had 229,374 shares available for future sales of common stock under this plan at December 31, 2004.

        Stock option activity under the 1994 and 2003 Plans was as follows:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share
Balance, January 1, 2002	424,482	$0.60– 7.20	$5.34
Granted	366,429	0.84– 7.20	1.68
Exercised	(8,560)	0.84– 7.20	3.42
Canceled	(18,421)	0.84– 7.20	5.88

Balance December 31, 2002	763,930	0.60– 7.20	3.36
Granted	505,072	0.84– 13.02	8.00
Exercised	(34,395)	0.60– 7.20	1.98
Canceled	(62,645)	0.84– 7.20	6.71

Balance, December 31, 2003	1,171,962	0.60– 13.02	5.23
Granted	783,939	6.01– 9.60	8.29
Exercised	(68,734)	0.60– 7.20	1.30
Canceled	(54,685)	0.60– 13.02	5.77

Balance, December 31, 2004	1,832,482	$0.84–$13.02	6.67

Exercisable, December 31, 2004	777,432	$0.84–$13.02	$5.49
Exercisable, December 31, 2003	443,048	0.60– 13.02	3.63
Exercisable, December 31, 2002	285,494	0.60– 7.20	3.48

        The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2004 as follows:

Exercise Price	Number of Shares	Outstanding Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Weighted- Average Exercise Price
$ 0.00– 1.30	488,008	7.2	$0.87	269,322	$0.89
1.31– 2.60	62,554	4.0	1.89	62,554	1.89
2.61– 3.91	667	5.5	2.82	667	2.82
3.92– 6.51	210,454	9.1	6.15	52,514	5.98
6.52– 7.81	227,981	6.8	7.18	175,006	7.20
7.82– 9.11	339,972	8.8	8.68	75,859	8.68
9.12–10.42	218,500	9.1	9.59	49,818	9.59
10.43–13.02	284,346	8.7	13.02	91,692	13.02

	1,832,482	8.0	6.67	777,432	$5.49

        Grants Resulting in Stock-based Compensation Expense—In 2000, Acusphere issued 1,667 shares of common stock, 1,369 shares of restricted common stock, and 10,000 options to purchase common stock to non-employees in consideration of services rendered. During 2001 and 2003, Acusphere issued 13,791 and 14,956 shares, respectively, of restricted common stock to a non-employee and certain directors in consideration of services rendered. These shares of restricted common stock vest ratably from 6 to 48 months from their respective dates of issuance. Acusphere has the right to repurchase the unvested portion of the restricted common stock at the original issue price upon certain events. Acusphere recorded these issuances of securities (stock options and restricted stock) at fair value at date of grant, which was $53,822, $419,594 and $102,299 in 2000, 2001 and 2003, respectively, and is recording stock-based compensation over the vesting periods. Pursuant to EITF Issue No. 96-18, "Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," Acusphere must periodically remeasure the fair value of unvested non-employee equity instruments through the earlier of a performance commitment or performance completion, as defined in EITF Issue No. 96-18. The periodic remeasurement of the fair value may result in additional charges to operations in future periods.

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

10. Convertible Preferred Stock and Warrants

        During 2002 and 2003, all shares of Acusphere's outstanding preferred stock were converted into common stock. These conversions were made based upon conversion ratios defined for each series of preferred stock. There were no outstanding shares of preferred stock at December 31, 2003. In connection with the Company's IPO, all remaining outstanding shares of preferred stock converted to common stock. Prior to the IPO, sales of preferred stock provided the primary source of funding for the Company. The following table summarized the activity for the convertible preferred stock.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Preferred Stock and Warrants (Continued)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock
	Number of Shares	Carrying Value	Number of Shares	Carrying Value	Number of Shares	Carrying Value	Number of Shares	Carrying Value	Number of Shares	Carrying Value
Balance, January 1, 2002	816,169	808,036	2,265,625	3,609,672	3,913,551	15,329,900	3,405,624	14,728,316	757,577	3,271,667
Sale of Series J Preferred Stock, net of issuance costs of $856,034	—	—	—	—	—	—	—	—	—	—
Conversion of preferred shares to common shares	(250,359)	(250,359)	(689,949)	(1,103,920)	(431,612)	(923,650)	(167,182)	(501,548)	(76,536)	(252,570)
Exchange of Series B, E and F to Series J-1 for contribution greater than pro-rata share	—	—	(31,250)	(50,000)	—	—	—	—	(31,742)	(104,749)
Write-off of forfeited dividends	—	—	—	—	—	(876,524)	—	(247,155)	—	(110,107)
Accretion of dividends and offering costs	—	2,538	—	4,776	—	1,236,058	—	1,066,670	—	208,707

Balance, December 31, 2002	565,810	$560,215	1,544,426	$2,460,528	3,481,939	$14,765,784	3,238,442	$15,046,283	649,299	$3,012,948

Conversion of preferred shares to common shares	—	—	(218,750)	(350,000)	(140,187)	(300,000)	(1,819,209)	(5,457,627)	(145,263)	(479,368)
Write-off of forfeited dividends	—	—	—	—	—	(8,189,466)	—	(5,989,123)	—	(1,024,807)
Accretion of dividends and offering costs	—	5,593	—	10,555	—	875,034	—	658,167	—	154,543

Conversion of preferred shares to common shares in IPO	(565,810)	(565,808)	(1,325,676)	(2,121,083)	(3,341,752)	(7,151,352)	(1,419,233)	(4,257,700)	(504,036)	(1,663,316)
Balance, December 31, 2003	—	$—	—	$—	—	$—	—	$—	—	$—

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Preferred Stock and Warrants (Continued)

	Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series I Preferred Stock		Series J Preferred Stock		Series J-1 Preferred Stock
	Number of Shares	Carrying Value	Number of Shares	Carrying Value	Number of Shares	Carrying Value	Number of Shares	Carrying Value	Number of Shares	Carrying Value	Number of Shares	Carrying Value
Balance, January 1, 2002	6,325,329	32,090,699	1,232,308	13,117,986	1,127,819	8,041,348	1,370,324	6,741,573	—	—	—	—
Sale of Series J Preferred Stock, net of issuance costs of $856,034	—	—	—	—	—	—	—	—	10,736,960	14,283,074	—	—
Conversion of preferred shares to common shares	(47,544)	(225,836)	(1,232,308)	(13,548,873)	(1,127,819)	(7,499,996)	(15,824)	(75,164)	—	—	—	—
Exchange of Series B, E and F to Series J-1 for contribution greater than pro-rata share	(1,345,061)	(6,389,038)	—	—	—	—	—	—	—	—	4,640,983	6,543,787
Write-off of forfeited dividends	—	(856,359)	—	—	—	(743,310)	—	(5,303)	—	—	—	—
Accretion of dividends and offering costs	—	2,067,771	—	430,887	—	201,958	—	442,892	—	728,113	—	275,108

Balance, December 31, 2002	4,932,724	$26,687,237	—	$—	—	$—	1,354,500	$7,103,998	10,736,960	$15,011,187	4,640,983	$6,818,895

Conversion of preferred shares to common shares	(116,500)	(553,375)	—	$—	—	—	(48,203)	(228,964)	(1,074,156)	(1,514,561)	(169,731)	(239,321)
Write-off of forfeited dividends	—	(5,093,707)	—	—	—	—	—	(1,022,713)	—	(1,530,770)	—	(671,099)
Accretion of dividends and offering costs	—	1,836,914	—	—	—	—	—	352,583	—	1,658,693	—	395,991

Conversion of preferred shares to common shares in IPO	(4,816,224)	(22,877,069)	—	—	—	—	(1,306,297)	(6,204,904)	(9,662,804)	(13,624,549)	(4,471,252)	(6,304,466)

Balance, December 31, 2003	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

(Concluded)

        Common Stock Warrants    On November 30, 2004, Acusphere issued a warrant to purchase up to 55,732 shares of its common stock at an exercise price of $6.28 per share to a financial adviser in consideration of its services to the Company in connection with the consummation of its collaborative agreement with Nycomed Danmark ApS. The warrant may be exercised any time and expires on November 30, 2009. The number of shares issuable upon exercise of the warrant and the exercise price thereof is subject to adjustment from time to time in the event of stock subdivisions, stock splits and stock combinations. The warrant does not include a cashless exercise feature. Acusphere recorded the deemed fair value of the warrant of $241,639, based upon the Black-Scholes option-pricing.model, as a deferred consulting expense included in other assets, which is being amortized over the collaborative agreement's revenue recognition term as consulting expense. $34,520 of amortization has been recorded within general and administrative expense as of December 31, 2004.

        As of December 31, 2004, warrants to purchase shares of the Company's stock, the origination of which were derived in connection with debt and lease financing transactions and the collaborative agreement with Nycomed, were outstanding for an aggregate of 1,317,574 shares of common stock at an effective weighted average price of $9.73 per shares as follows:

Number of Shares	Exercise Price Per Share	Expiration Date
1,066	$9.60	May 1, 2005
4,724	12.84	August 21, 2006
7,517	12.84	June 6, 2007
5,194	28.50	February 21, 2008
3,404	18.00	February 26, 2008
450,897	8.46	April 11, 2008
684	14.00	April 11, 2008
7,540	8.46	June 27, 2008
573,105	8.50	August 2, 2008
16,212	19.80	October 16, 2008
14,934	19.80	October 19, 2008
114,895	8.50	October 20, 2008
55,732	6.28	November 30, 2009
2,688	19.80	January 5, 2010
30,844	28.50	March 30, 2011
28,138	28.50	September 27, 2011

1,317,574

        During 2003, warrants were exercised at $9.30 per share resulting in the issuance of 998 shares of common stock. No warrants were exercised during 2004 or 2002.

11. Research and License Agreements

        Acusphere has clinical and pre-clinical study research agreements with various institutions. Total expenses incurred amounted to approximately $1,350,000, $1,818,000 and $4,839,000 in sponsored-research expenses relating to such agreements during the years ended December 31, 2002, 2003 and 2004, respectively.

12. Commitments

        Operating Leases—Acusphere has leased office, laboratory and manufacturing space under various agreements classified as operating leases. During 2002, 2003 and 2004, rent expense totaled approximately $2,601,000, $2,473,000 and $2,920,000, respectively.

        Acusphere's headquarters is in Watertown, MA where it operates in a facility under a 10-year lease which began in December 2001.Acusphere is required to maintain a security deposit totaling $997,500 as a condition of this lease. This deposit amount is included in other assets at December 31, 2003 and 2004. In conjunction with the lease agreement, Acusphere issued a warrant to the lessor which allows for the purchase of 30,844 shares of common stock. Acusphere recorded the deemed fair value of the warrant of $536,402, based upon the Black-Scholes option-pricing model, as a deferred rent expense included in other assets, which is being amortized over the lease term as rent expense. $53,640 of amortization has been recorded within rent expense for each of the years ended December 31, 2002, 2003 and 2004.

        In July 2004, Acusphere entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. This lease has a five year, nine month term with options to extend the lease for up to two additional five-year terms at predetermined rental rates. Under the lease, Acusphere receives nine months of occupancy free of base rent, followed by base rent of approximately $400,000 for the next twelve months with scheduled annual rental rate increases thereafter. In October 2004, Acusphere paid an initial security deposit of $1.0 million to the landlord as part of the lease, subject to reduction if the Company makes certain improvements to the facility. A total of $0.9 million of this deposit amount is included in other current assets at December 31, 2004, and $0.1 million is included in other assets at December 31, 2004.

        Future minimum payments due under the noncancelable facility leases are as follows as of December 31, 2004:

Year Ending December 31,
2005	$2,493,000
2006	2,746,000
2007	2,885,000
2008	3,026,000
2009	3,171,000
Thereafter	5,581,000

$19,902,000

        Service Contracts—On November 11, 2004, as amended March 9, 2005, Acusphere entered into an agency procurement agreement with Parsons Commercial Technology, Inc. ("Parsons") authorizing Parsons to procure as agent to the Company manufacturing and other equipment in connection with the build-out of the commercial manufacturing facility in Tewksbury, Massachusetts. As of March 9, 2005, the total estimated value of equipment to be purchased under this agreement was $4.6 million. As of December 31, 2004 the Company had entered into purchase orders totaling approximately $1.7 million for such capital equipment and made $528,000 in deposits in connection with such purchase orders.

        On November 11, 2004, as amended December 18, 2004 and March 9, 2005, Acusphere entered into an engineering and construction management services agreement with Parsons authorizing Parsons to perform on behalf of the Company, during the period ending April 1, 2005, engineering, design and construction management services in connection with the build-out of the commercial manufacturing facility in Tewksbury, Massachusetts. The total estimated value of this cost plus percentage fee type contract is $6.2 million. As of December 31, 2004, Acusphere had paid approximately $1.6 million against this contract.

13.   Employee Benefit Plan

        Acusphere has a 401(k) profit sharing plan covering all employees of the Company who meet certain defined requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions up to 20% of their salaries, subject to certain limitations as defined by the Internal Revenue Code. The Company does not make any matching contributions to the 401(k) plan and employees are not eligible to invest directly in shares of Acusphere's stock under this plan.

14.   Subsequent Events

        In February 2005, Acusphere issued 900,000 shares of 6 1/2% convertible exchangeable preferred stock resulting in aggregrate gross proceeds to the Company of $45.0 million (net proceeds of approximately $41.5 million after deducting underwriting discounts and commissions and estimated offering expenses). In conjunction with this offering, Acusphere granted the underwriters a 30-day option to purchase up to an additional 100,000 shares of preferred stock solely to cover over-allotments, if any. Each share of preferred stock has a liquidation preference of $50 per share and is convertible into 7.2886 shares of common stock, representing a conversion price of $6.86 per share. Dividends will be cumulative from the date of original issue at the annual rate of $3.25 per share of preferred stock, payable quarterly. Acusphere may elect to automatically convert some or all of the preferred stock into shares of Acusphere's common stock if the closing price of its common stock has exceeded $10.30 per share (150% of the conversion price) for at least 20 trading days during any 30-day trading period. Prior to March 1, 2009, if Acusphere elects to automatically convert, or if any holder elects to voluntarily convert, the preferred stock, Acusphere will also make an additional payment ("Make-Whole" payment) equal to the aggregate amount of dividends that would have been payable on the preferred stock so converted from the original date of issuance through and including March 1, 2009, less any dividends already paid on the preferred stock. This additional payment is payable by Acusphere, at its option, in cash, in additional shares of Acusphere's common stock or in a combination of both. The preferred shares were sold under a shelf registration statement that was declared effective by the Securities and Exchange Commission on January 7, 2005.

Item 15.2. Supplemental Financial Statement Schedule

Quarterly Results of Operations (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for the fiscal years ended December 31, 2003 and 2004:

	Revenue	Net Loss	Net Loss Available to Common Stockholders	Net Loss Available to Common Stockholders Per Share— Basic and Diluted
Year Ended December 31, 2003
First Quarter	$—	$(4,488,188)	$(6,097,355)	$(5.07)
Second Quarter	—	(5,418,453)	(7,044,231)	(5.81)
Third Quarter	—	(5,284,572)	(6,709,425)	(3.42)
Fourth Quarter	—	(6,732,224)	(8,020,499)	(0.65)
Year Ended December 31, 2004
First Quarter	—	(6,924,562)	(6,924,562)	(0.48)
Second Quarter	—	(7,619,210)	(7,619,210)	(0.53)
Third Quarter	857,143	(6,318,640)	(6,318,640)	(0.39)
Fourth Quarter	857,143	(9,096,636)	(9,096,636)	(0.51)