Form 10-Q
period 2005-03-31
ACUSPHERE INC
filed 2005-05-12
CIK 1115143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of May 6, 2005 there were 17,831,954 shares of the registrant’s common stock, $.01 par value per share, outstanding.

ACUSPHERE, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2005

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2005	December 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,766,676	$45,179,915
Other current assets	2,808,124	2,096,681
Total current assets	82,574,800	47,276,596
PROPERTY AND EQUIPMENT, at cost:
Property and equipment (Note 5)	27,215,183	20,876,140
Less accumulated depreciation and amortization	8,535,011	8,006,819
Property and equipment, net	18,680,172	12,869,321
OTHER ASSETS	1,832,820	1,857,306
TOTAL	$103,087,792	$62,003,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations (Note 6)	$2,384,655	$1,071,627
Current portion of deferred revenue (Note 7)	3,428,571	3,428,571
Derivative liability (Note 8)	2,624,000	—
Accounts payable	2,527,776	4,237,934
Accrued expenses	4,779,759	4,396,020
Total current liabilities	15,744,761	13,134,152
LONG-TERM LIABILITIES:
Long-term obligations, net of current portion	9,777,901	2,502,579
Deferred revenue, net of current portion	1,000,000	857,143
Total long-term liabilities	10,777,901	3,359,722
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share Authorized - 5,000,000 shares as of March 31, 2005 and December 31, 2004 Designated 6.5% convertible exchangeable - 1,000,000 shares as of March 31, 2005 and none as of December 31, 2004 Issued and outstanding – 900,000 shares as of March 31, 2005 and none as of December 31, 2004	9,000	—
Common stock, $0.01 par value per share Authorized - 98,500,000 shares as of March 31, 2005 and December 31, 2004 Issued and outstanding - 17,829,756 shares as of March 31, 2005 and 17,810,922 as of December 31, 2004	178,298	178,109
Additional paid-in capital	260,508,180	221,672,237
Deferred stock-based compensation	(731,215)	(914,492)
Accumulated deficit	(183,399,133)	(175,426,505)
Total stockholders’ equity	76,565,130	45,509,349
TOTAL	$103,087,792	$62,003,223

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004

COLLABORATION REVENUE	$857,143	$—
OPERATING EXPENSES:
Research and development(1)	7,678,079	5,602,803
General and administrative(1)	1,747,308	1,404,112
Total operating expenses	9,425,387	7,006,915
Interest income	302,309	107,773
Interest expense	(140,693)	(25,420)
Change in valuation of derivative	434,000	—
NET LOSS	$(7,972,628)	$(6,924,562)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE –
Basic and diluted	$(0.45)	$(0.48)
WEIGHTED-AVERAGE SHARES OUTSTANDING –
Basic and diluted	17,812,912	14,286,093

(1) Includes stock-based compensation as follows:
Research and development	$58,489	$89,949
General and administrative	110,932	142,732
	$169,421	$232,681

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,972,628)	$(6,924,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	169,421	232,681
Depreciation and amortization	528,192	320,973
Noncash interest expense	13,381	4,565
Noncash rent expense	127,667	13,410
Noncash amortization of deferred revenue	(857,143)	—
Noncash amortization of fee and warrants to financial advisor	67,261	—
Change in valuation of derivative	(434,000)	—
Changes in operating assets and liabilities:
Deferred revenue	1,000,000	—
Other current assets	(711,443)	(116,299)
Accounts payable	(1,710,158)	(289,958)
Accrued expenses	269,482	103,850
Net cash used in operating activities	(9,509,968)	(6,655,340)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,339,043)	(924,297)
Increase in other assets	(65,000)	—
Net cash used in investing activities	(6,404,043)	(924,297)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(453,990)	(225,379)
Proceeds from long-term obligations	9,037,775	—
Net proceeds from sale of preferred stock	41,891,066	—
Net proceeds from exercise of stock options	13,761	5,772
Proceeds from issuance of common stock from employee stock purchase plan	12,160	12,164
Net cash provided by (used in) financing activities	50,500,772	(207,443)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,586,761	(7,787,080)
CASH AND CASH EQUIVALENTS – Beginning of period	45,179,915	54,562,378
CASH AND CASH EQUIVALENTS – End of period	$79,766,676	$46,775,298

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Acusphere, Inc. and Subsidiaries (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements. Those audited statements are included in our Annual Report on Form 10-K for the year ended December 31, 2004, which has been filed with the SEC.

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements include revenue recognition, accrued expenses, embedded derivatives, and valuation of stock-based compensation.

2.     Revenue Recognition

The Company recognizes revenue from license arrangements in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and FASB Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Company recognizes revenue from license payments not tied to achieving a specific performance milestone ratably over the period over which the Company is obligated to perform services. The period over which the Company is obligated to perform services is estimated based on available facts and circumstances. The Company recognizes revenue from performance payments, when such performance is substantially in the Company’s control and when the Company believes that completion of such performance is reasonably probable, ratably over the period over which the Company estimates that it will perform such performance obligations. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone when performance of such milestone is contingent on performance by others or for which achievement can not be reasonably estimated or assured, are recognized as revenue when the milestone is achieved and the related payment is due, provided that there is no substantial future service obligation associated with the milestone. Revenue in connection with license arrangements is recognized over the term of the arrangement and is limited to payments collected or due and reasonably assured of collection. In circumstances where the arrangement includes a refund provision, the Company defers revenue recognition until the refund condition is no longer applicable unless, in the Company’s judgment, the refund circumstances are within its operating control and unlikely to occur.  Payments received in advance of being recognized as revenue are deferred.

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

Stock options granted during 2005 are as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share
For the three months ended:
March 31, 2005	847,500	$5.43 – 6.30	$5.83

The stock options granted in the three months ended March 31, 2005 were granted at fair market value on the date of grant.

Had compensation cost for grants issued during the current and prior periods been determined consistent with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” pro forma net loss and net loss per share would have been the following:

	Three Months Ended
	March 31, 2005	March 31, 2004
Applicable to common stockholders:
Net loss – as reported	$(7,972,628)	$(6,924,562)
Add: Stock-based employee compensation expense included in reported net loss	136,814	195,227
Deduct: Stock-based employee compensation expense determined under fair value method	(528,978)	(425,600)
Net loss – proforma	$(8,364,792)	$(7,154,935)
Net loss per common share (basic and diluted):
As reported	$(0.45)	$(0.48)
Pro forma	$(0.47)	$(0.50)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). In accordance with a recently-issued rule by the SEC, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.  The Company expects to adopt SFAS No. 123R on January 1, 2006 using the Statement’s modified prospective application method.  The Company does not yet have an estimate of the effect on its statements of operations of adopting SFAS No. 123.

4.     Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, which consist of convertible exchangeable preferred stock, stock options, warrants, and restricted common stock that are not included in the diluted net loss per share calculation, aggregated 10,539,401 and 2,282,412 as of March 31, 2005 and 2004, respectively.

The following table reconciles weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended
	March 31, 2005	March 31, 2004
Weighted-average common shares outstanding	17,817,764	14,297,281
Less weighted-average unvested restricted common shares outstanding	(4,852)	(11,188)
Basic and diluted weighted-average common shares outstanding	17,812,912	14,286,093

5.     Property and Equipment

Property and equipment at cost consist of the following:

	As of:
	March 31, 2005	December 31, 2004	Estimated Useful Life
Equipment	$17,623,283	$10,279,147	3 – 5 years
Furniture and fixtures	188,252	188,252	5 years
Leasehold improvements	560,351	171,277	Lease term
Sub-total depreciable assets	18,371,886	10,638,676
Less: accumulated depreciation and amortization	(8,535,011)	(8,006,819)
Total depreciable assets, net	9,836,875	2,631,857
Deposits on equipment purchases	1,193,819	6,774,256	N/A
Construction in progress	7,649,478	3,463,208	N/A
Total property and equipment	$18,680,172	$12,869,321

Deposits on equipment purchases represent progress payments for long-lead time capital equipment purchases, the majority of which are associated with development and expansion of the Company’s manufacturing operations for AI-700.

Amounts recorded for construction in progress represent costs incurred through March 31, 2005 for the build-out of the Company’s commercial manufacturing facility in Tewksbury, Massachusetts.  The Company has entered into an engineering and construction management services agreement with Parsons Commercial Technology, Inc., as last amended April 29, 2005, authorizing Parsons to perform on behalf of the Company, during the period ending May 15, 2005, engineering, design and construction management services in connection with the build-out of the commercial manufacturing facility in Tewksbury, Massachusetts.  The total value of this cost-plus percentage fee type contract is $12.9 million of which $6.2 million was paid on or before March 31, 2005.  The Company anticipates that further amendment to this contract will be necessary to complete this build-out project.  The Company expects that its total payments for substantially completing the build-out of the commercial manufacturing facility, excluding equipment purchases, will be approximately $18.0 million in excess of the amounts that have already been paid through March 31, 2005.

6.     Long-term Obligations

The carrying value of long-term obligations is as follows:

	As of:
	March 31, 2005	December 31, 2004
Capital lease obligations	$14,849	$205,419
Notes payable	12,147,707	3,368,787
	12,162,556	3,574,206
Less current maturities	(2,384,655)	(1,071,627)
Long-term obligations, net	$9,777,901	$2,502,579

Long-term obligations, including current maturities, outstanding as of March 31, 2005 consisted of capital equipment leased under various capital lease arrangements, promissory notes under an equipment financing line (described below), and borrowings under a facility loan agreement (described below).  Monthly payments under the capital lease obligations mature through April 2005.

In April 2004, the Company entered into an equipment financing line with an equipment financing company. In August 2004, the amount of this equipment financing line increased from $8.0 million to $11.3 million.  Borrowings under this equipment line can be made against qualified purchases approved by the equipment financing company through August 2005. Such borrowings are to be secured by the qualified purchases and repaid over 36 to 48 months, depending on the nature of the equipment financed.  Interest rates are fixed at the time of each borrowing under the equipment line with such rates adjusted between borrowings based on the U.S. Federal Reserve’s Three Year and Four Year Treasury Constant Maturity Rates. The loans under this financing line are subject to acceleration upon the happening of certain customary events of default, including failure to timely pay principal and interest. As of March 31, 2005, the Company has approximately $0.8 million available in additional borrowings under this equipment line. Monthly payments for the amounts outstanding under the equipment financing line mature through March 2009.

In August 2004, the Company entered into a loan agreement with MassDevelopment under which up to $2.0 million of financing is available upon completion by the Company of certain tenant improvements to its commercial manufacturing facility in Tewksbury, Massachusetts.  In March 2005, the Company borrowed $2.0 million under this loan agreement.  Interest accrues under the loan at 5.0% per annum with retroactive adjustments to 9% upon reaching certain defined earning levels. The repayment of principal and accrued interest will coincide with the term of the Tewksbury lease which has a five-year, nine-month term with options to extend the lease for up to two additional five-year terms. No payments are due under the loan until April 2007. Unpaid interest during this twenty-four month period shall be accrued and principal and interest shall be repaid on a monthly basis thereafter such that the total amount outstanding shall fully amortize over the balance of the term in equal installments. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. The loan is secured by certain of the tenant improvements made at the Tewksbury facility.

The retroactive interest rate adjustment feature of the MassDevelopment loan agreement was deemed to be an embedded derivative instrument requiring separate accounting under FASB 133, Accounting for Derivative Instruments and Hedging Activities, and was initially valued at $62,000. The derivative asset will be amortized as interest expense over a term beginning with the loan agreement effective date and ending with the currently expected payment date of the retroactive interest.  The fair value of the derivative liability will be re-measured at each reporting period, with any change in value charged or credited to interest expense.  There was no change in the estimated fair value of the derivative liability at March 31, 2005.

7.     Deferred Revenue

In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed in which the Company granted Nycomed rights to develop and market AI-700 in Europe. As part of this agreement, as of March 31, 2005, Nycomed has paid the Company $4.0 million in license fees and the first three of eight consecutive quarterly installments of $1.0 million each for the Company’s research and development efforts. As of March 31, 2005, the Company has cumulatively recognized $2.6 million in revenue, reflecting an estimated period of forty-two months over which the $12 million in scheduled payments are expected to be earned, and $4.4 million of such payments were reported by the Company as deferred revenue.

During the three months ended March 31, 2005, in connection with this agreement, the Company paid fees of $130,000 to an advisor retained in connection with the Nycomed collaboration agreement. Additional fees payable to this advisor are dependent upon the timing and magnitude of the amounts paid by Nycomed to the Company.  The maximum cash amount payable to this advisor in connection with the Nycomed collaboration agreement is approximately $1.1 million of which $0.5 million has been paid through March 31, 2005.

8.     Stockholders’ Equity

On February 24, 2005, the Company issued 900,000 shares of 6.5% convertible exchangeable preferred stock (the “Preferred Stock”) at $50.00 per share resulting in aggregate gross proceeds to the Company of $45.0 million (net proceeds of approximately $41.9 million after deducting underwriting discounts and commissions and estimated offering expenses).  Each share of Preferred Stock has a liquidation preference of $50.00 per share.  Dividends on the Preferred Stock will be cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December, commencing on June 1, 2005.  Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments.  As of March 31, 2005, no such dividend was declared. In May 2005, the Company’s board of directors declared a quarterly dividend in the amount of $0.8756 per share of Preferred Stock, which is scheduled to be paid on June 1, 2005, to the holders of record as of the close of business on May 16, 2005.

The Preferred Stock is convertible into the Company’s common stock at any time at the option of the holder at a conversion rate of 7.2886 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $6.86 per share.  The initial conversion price is subject to adjustment in certain customary events, but is not subject to “price based” anti-dilution adjustment. The Company has reserved approximately 6,559,740 shares of common stock for issuance upon such conversion.  As of March 31, 2005, no holders had voluntarily converted shares of Preferred Stock.

The Company may elect to automatically convert some or all of the Preferred Stock into shares of common stock if the closing price of the Company’s common stock has exceeded $10.30 per share (150% of the conversion price) for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.  Prior to March 1, 2009, if the Company elects to automatically convert, or if any holder elects to voluntarily convert, the Preferred Stock, the Company will also make an additional payment (“Make-Whole” payment) equal to the aggregate amount of dividends that would have been payable on the Preferred Stock so converted from the original date of issuance through and including March 1, 2009, less any dividends already paid on the Preferred Stock.  This additional payment is payable by the Company, at its option, in cash, in additional shares of its common stock, or in a combination of cash and shares of common stock.   The Company has reserved a maximum of approximately 2 million shares of common stock for issuance under this Make-Whole provision.

In accordance with SFAS 133, the Company is required to separate and account for, as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as a component of Other Income (Expense). The Company determined the fair value of the dividend make-whole payment feature to be $3.0 million at February 24, 2005 (the commitment date). This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. At March 31, 2005, the derivative liability was valued at $2.6 million, resulting in the recognition of $0.4 million as other income for the three months ending March 31, 2005.

The Company may elect to redeem the Preferred Stock on or after March 6, 2009 at declining redemption prices ranging from $51.95 per share to $50.00 per share.

The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on March 1, 2006 (the “Exchange Date”) for the Company’s 6.5% convertible subordinated debentures (“Debentures”) at the rate of $50 principal amount of Debentures for each share of Preferred Stock.  The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the Preferred Stock.

The Preferred Stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances.

9.     Subsequent Events

On May 11, 2005, the Company signed an amendment to its Watertown, MA facility lease.  The amendment extends the base term of the original lease from an ending date of December 31, 2011 to an ending date of June 30, 2012 in return for the landlord providing the Company a tenant improvement allowance of up to $270,000 for certain improvements to the facility.   The extension of the lease term will result in additional rent payments by the Company of approximately $1.4 million over the life of the extended lease. The facility improvements will be constructed by the landlord and the improvement allowance will be disbursed in accordance with a work letter entered into by the landlord and the Company on May 11, 2005.  All other terms of the original lease remain in full force and effect.

On May 11, 2005, Acusphere entered into a Patent Transfer Agreement with Schering Aktiengesellschaft (“Schering”) under which the Company acquired all right, title and interest in certain ultrasound-related patents from Schering.  As part of the agreement, Acusphere granted Schering a non-exclusive, royalty-free, worldwide license to certain of the acquired patents in connection with the sale of Schering’s ultrasound product Levovist®.  Acusphere acquired these patents to expand its intellectual property portfolio for ultrasound contrast agents and the use of ultrasound contrast agents generally for drug delivery applications. In consideration of the transfer and assignment of these patents, the Company agreed to pay Schering a total of $7.0 million, with $1.0 million due in May 2005, $3.0 million due in May 2006, and $3.0 million due in May 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements May Prove Inaccurate

Statements made in this Form 10-Q, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” contain certain projections, estimates and other forward-looking statements. “Forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, are not historical facts and involve a number of risks and uncertainties. Words herein such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

Forward-looking statements include, but are not limited to: our plans to develop and market new products and the timing of these development programs, in particular the timing, size and enrollment of clinical trials and timing of regulatory milestones for AI-700; our clinical development of product candidates, clinical trials and our ability to obtain and maintain regulatory approval for our product candidates; our estimates regarding our capital requirements and our needs for additional financing; our estimates of future expenditures for and the timing of our build-out of our commercial manufacturing facility in Tewksbury, Massachusetts; our estimates of expenses and future revenues and profitability; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract collaborators with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate collaborations, license agreements and other collaborative efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the manufacturing capacity for our product candidates, including our plans to build out and qualify a commercial manufacturing facility for AI-700.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of factors discussed in “Certain Factors Which May Affect Future Results” and elsewhere in this report. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

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

AI-700 Clinical Trial Update {to be updated closer to timing of 10-Q release}

The Phase 3 clinical plan provides for a two-part program consisting of a pilot phase (the “pilot study”), under which new investigators and blinded readers have been qualified and trained, and two multi-center pivotal trials (the “32” and “33” trials), which together seek to enroll approximately 700 patients with known or suspected coronary heart disease. The Phase 3 pivotal studies are currently taking place at clinical sites located in North America, Europe and Australia with data from the trials intended for submission to U.S., European and potentially other regulatory authorities. As of May 11, 2005, over 400 patients have been enrolled in the Phase 3 pivotal trials and over 500 patients have been enrolled in the Phase 3 program, including the pivotal trials and the pilot study. We currently anticipate completing cumulative enrollment of at least 700 patients in the pivotal trials during the first quarter of 2006.

The Pilot Study.    Our objectives in the pilot study were to train and qualify a sufficient number of clinical sites, investigators and blinded readers for transition into one of the two pivotal trials. These objectives have been accomplished and enrollment in this trial is completed. Clinical sites trained in the pilot study transitioned into a pivotal trial when, in our judgment, the clinical site demonstrated that it is prepared to meet the requirements of the clinical trial protocol which, in the pivotal trial requiring nuclear stress tests in all patients, includes conducting both stress echo and stress nuclear studies on the same patient on the same day. Because the pilot study has been conducted for training purposes, there are no defined clinical efficacy endpoints in this study.

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

The “32” Trial.    All of the patients enrolled in this trial will receive a stress echo study with AI-700 and a nuclear stress test. Patients in this pivotal trial will undergo coronary angiography only if they have a positive nuclear stress test result. Patients in this pivotal trial who have a negative nuclear stress test result will be evaluated for ninety days thereafter for cardiac events. The primary endpoints for this pivotal trial are sensitivity and specificity in comparison to nuclear stress testing, angiography or clinical outcome.

The “33” Trial.    All of the patients enrolled in this trial will receive a stress echo study with AI-700 and will undergo coronary angiography. The majority of patients, but not all, will receive a nuclear stress test. The primary endpoints for this pivotal trial are sensitivity and specificity in comparison to angiography.

Although we are targeting these clinical endpoints and timing for clinical enrollment in our Phase 3 trials, we cannot assure you that we will successfully achieve results that meet or exceed these clinical endpoints or that enrollment will be completed in the first quarter of 2006.

AI-700 Manufacturing Facility Update

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing and office space in Tewksbury, Massachusetts.  In September 2004, we began to build-out the manufacturing space of this facility to meet the initial commercial manufacturing requirements of AI-700.  We intend to demonstrate that we can produce AI-700 at a commercial manufacturing scale prior to our filing of a NDA for AI-700 and, subject to required regulatory approvals, we intend to manufacture AI-700 in this facility for commercial use. We plan to substantially complete the build-out of this facility commencing in 2005 and to complete our qualification of the facility in 2006.  This commercial manufacturing facility must comply with current good manufacturing practices, or cGMPs, enforced by the FDA and overseas regulatory agencies. We have identified potential primary and secondary suppliers of the raw materials used in the production of AI-700.

In addition to the amounts that we have spent relating to the build-out of this facility which, for the period July 2004 through March 31, 2005, totaled approximately $6.2 million, we estimate that we may spend an additional $18.0 million to substantially complete this build-out in 2005 with the majority of the remaining expenditures scheduled to occur between April and July 2005. These historical and prospective amounts exclude the cost of our manufacturing equipment.  We have entered into an agency procurement agreement with a contractor covering the purchase of equipment in connection with the build-out of the Tewksbury facility.  As of May 11, 2005, the total estimated value of equipment to be purchased under this agreement was $4.6 million, of which $0.6 million was paid for as of March 31, 2005. We have also entered into an engineering and construction management services agreement with the same contractor covering the provision of engineering, design and construction management services through the period ending May 15, 2005.  As of May 11, 2005, the total value of this contract was $12.9 million.

Historically, we have manufactured AI-700, using our manufacturing equipment and involving our employees, at a manufacturing facility operated by a third-party contract manufacturer. During the three months ended March 31, 2005, we removed our equipment from the third-party contract manufacturer’s facilities and transferred it to the Watertown facility.

In August 2004, we entered into a $2.0 million loan agreement with the Massachusetts Development Finance Agency, the economic development authority of the Commonwealth of Massachusetts, to help fund build-out costs related to the Tewksbury facility. In March 2005, we borrowed $2.0 million under this loan agreement.

Financial Operations Overview

Revenue.    We have not generated any revenue from product sales since our inception. In connection with our collaboration agreement with Nycomed, as of March 31, 2005 we have received $7 million in license fees and research and development payments and we anticipate receiving an additional $5 million in such research and development payments in quarterly installments of $1 million through June 2006. We are recognizing this $12.0 million of initial license and research and development payments over an estimated recognition period of forty-two months over which we are obligated to perform services supporting the agreement. Further in the future, we will seek to generate revenue from a combination of product sales, up-front or milestone payments and manufacturing payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our products and intellectual property. Upon commencement of our collaboration agreement with Nycomed, we emerged from the development stage for accounting purposes.

Research and Development Expense.    Research and development expense consists of expenses incurred in developing, manufacturing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, costs of facilities, the legal costs of pursuing patent protection on select elements of our intellectual property and stock-based compensation. We expense research and development costs, including patent related costs, as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. Development programs for later stage product candidates, such as AI-700, tend to cost more than earlier stage programs due to the length and the number of patients enrolled in clinical trials for later stage programs and due to costs of scaling production to commercial scale.

General and Administrative Expense.    General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology, business development and human resource functions. Other costs include facility costs not otherwise included in research and development expense, professional fees for legal and accounting services and stock-based compensation.

Interest Income.    Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense.    Interest expense consists of interest incurred on equipment leases and other financing arrangements.  Interest expense also includes interest recognized in connection with embedded derivatives.

Change in Valuation of Derivative.    Change in valuation of derivative consists of other income (expense) recognized on the change in fair value of the derivative at the end of each reporting period.

Stock-Based Compensation Expense.    Included within research and development expenses and general and administrative expenses is stock-based compensation expense. Stock-based compensation expense, which is a non-cash charge, results principally from stock option grants to our employees at exercise prices deemed for accounting purposes to be below the fair market value of our stock on the date the stock options were granted (“fixed awards”). Prior to our initial public offering, which closed on October 14,

2003, we granted certain stock options for which the exercise prices were deemed for accounting purposes to be below the fair value of the underlying common stock resulting in our recording stock-based compensation expense associated with such grants. Stock-based compensation expense is also recorded for stock option grants to non-employees and for restricted stock grants provided to directors and advisors in lieu of cash compensation. Deferred compensation (for accounting purposes) on fixed awards is amortized as a charge to operations over the vesting periods of the options and grants, subject to adjustment for forfeiture during the vesting period.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenue.    Collaboration revenue was $0.9 million in the three months ended March 31, 2005 compared to no collaboration revenue recognized in the three months ended March 31, 2004. Collaboration revenue was earned under our agreement with Nycomed which was entered into in July 2004. Under this agreement, excluding any payments that we might receive based upon the achievement of specified milestones, we are scheduled to receive $12 million in license fees and research and development payments through June 2006, of which $7.0 million was received through March 31, 2005. We are recognizing revenue associated with these payments ratably over a period of forty-two months, representing the estimated development period over which such fees are earned.

Research and Development Expense.    Research and development expense increased $2.1 million, or 37%, to $7.7 million in the three months ended March 31, 2005 from $5.6 million in the three months ended March 31, 2004.  The increase in research and development expense primarily resulted from increased activities in our AI-700 Phase 3 clinical program.

The following table summarizes the primary components of our research and development expense for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31, 2005	March 31, 2004
	(in thousands)
Total direct costs	$5,846	$4,255

Indirect costs:
Facility costs	1,056	786
Depreciation	499	300
Stock-based compensation	58	90
All other indirect costs	219	172
Total indirect costs	1,832	1,348
Total research and development expense	$7,678	$5,603

Late Stage Clinical Development Program.  Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our late stage clinical develop program relates to our lead product candidate, AI-700, which is a cardiovascular drug for the detection of coronary heart disease. Almost all of our direct research and development expenditures for the three months ended March 31, 2005 and 2004 related to our AI-700 program. The increase in direct research and development costs in the three months ended March 31, 2005 compared to the same period in 2004 reflects a higher number of clinical sites enrolling patients in the AI-700 Phase 3 clinical program, a higher rate of patient enrollment in these clinical trials and related increases in costs for clinical data management and independent clinical site monitoring. Patient enrollment and related costs are anticipated to vary from quarter to quarter but are generally anticipated to be higher in 2005 than in 2004.  The increase in research and development costs also includes costs associated with increasing full and part-time personnel.

We have historically outsourced the production of AI-700 used in our clinical trials to qualified third parties. For example, we produced the clinical trial materials to be used in our Phase 3 clinical trials for AI-700 at Hollister-Stier Laboratories with the involvement of our manufacturing personnel.  In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing and office space in Tewksbury, Massachusetts.  In September 2004, we began to build-out the manufacturing space of this facility for commercial manufacturing of AI-700. We intend to demonstrate that we can produce AI-700 at a commercial manufacturing scale prior to our filing of a NDA for AI-700 and, subject to required regulatory approvals, we intend to manufacture AI-700 in this facility for commercial use.  The increase in research and development costs in the three months ended March 31, 2005 compared to the same period in 2004 reflects operating costs associated with our Tewksbury, MA facility and increased depreciation expense due to capital purchases primarily relating to our manufacturing operations.  During 2005, we anticipate incurring increased costs associated with the build-out of our new commercial manufacturing space, including rent and other facility costs, the purchase of raw materials and laboratory supplies, the increased use of consultants, and the hiring of additional research and development personnel.

Early Stage Clinical Development Programs.  Our initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128, have completed a Phase 1 trial. Until we are closer to commercialization of AI-700 or until we enter into an agreement with a strategic collaborator to help us fund HDDS or PDDS related product development, we anticipate spending less than $1 million per year on HDDS and PDDS product development.

Each of our research and development programs is subject to risks and uncertainties, including the requirement to seek regulatory approvals, which are outside of our control. For example, our clinical trials may be subject to delays or rejections based on changes in the size of the trials to meet statistical requirements, our inability to enroll patients at the rate that we expect or our inability to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. Moreover, the product candidates identified in these research and development programs, particularly our early stage programs, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from such projects could be expected to commence or the completion date of these programs. Failure to commercialize these product candidates on a timely basis could have a material adverse affect on our business, financial condition and results of operations. We may seek to establish collaborative relationships to help us commercialize these product candidates, but there can be no assurance that we will be successful in doing so.

General and Administrative Expense.    General and administrative expense increased $0.3 million, or 24%, to $1.7 million for the three months ended March 31, 2005 from $1.4 million in the three months ended March 31, 2004.  The increase in general and administrative expense was principally due to additional personnel, including the increased use of consultants in business development activities.

We anticipate some overall increase in general and administrative expense during 2005, including increases in costs for investor relations and other activities. These increases will also likely include the hiring of additional personnel. We intend to continue to incur various internal and external business development costs to support our various product development efforts, and certain of these expenses are likely to increase overall.

Interest Income.    Interest income increased $0.2 million, or 181%, to $0.3 million in the three months ended March 31, 2005 from $0.1 million in the three months ended March 31, 2004.  The increase in interest income was primarily due to higher average fund balances available for investment resulting from the $45.0 million Preferred Stock financing in February 2005 and the $21.5 million private placement completed in October 2004.

Interest Expense.    Interest expense increased $115,000, or 454%, to $140,000 in the three months ended March 31, 2005 from $25,000 in the three months ended March 31, 2004.   The increase in interest expense was primarily related to cumulative borrowings of approximately $10.5 million through March 31,2005 under our equipment financing line which we entered into in April 2004.

Change in Valuation of Derivative.    Change in valuation of derivative increased to $434,000 in the three months ended March 31, 2005 from zero in the three months ended March 31, 2004. The increase in change in valuation of derivative was related to the embedded derivative instrument from the dividend make-whole payment feature of the Preferred Stock offering that closed in February 2005. We determined the fair value of the dividend make-whole payment feature to be $3.0 million at February 24, 2005 (the commitment date).

Liquidity and Capital Resources

Historically, aside from payments received in connection with our strategic collaboration with Nycomed, we have financed our business through the issuance of equity securities, debt financings and equipment leases. Our liquidity requirements have arisen primarily from research and development expenditures, equipment expenditures and payments on outstanding indebtedness. As of March 31, 2005, we had cash and cash equivalents of $79.8 million. As of March 31, 2005 we owed $12.2 million in notes payable and had commitments totaling $19.3 million for rent under our facility leases, including the lease agreement signed in July 2004 for commercial manufacturing space in Tewksbury, Massachusetts.

During the three months ended March 31, 2005, operating activities used $9.5 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $8.0 million, a decrease in accounts payable of $1.7 million, non-cash amortization of deferred revenue of $0.9 million and an increase in other current assets of $0.7 million.  These uses of cash were partially offset by an increase in deferred revenue of $1.0 million, an increase in accrued expenses of $0.3 million, non-cash charges for depreciation and amortization of $0.5 million and non-cash charges for stock-based compensation expense of $0.2 million.  We anticipate that our operating spending will be higher in 2005 than in 2004 due to an estimated higher rate of patient enrollment in our Phase 3 clinical program and higher costs in connection with the build-out of our manufacturing facility.  We estimate that our net cash used by operations during 2005 will be approximately $8 to $10 million per quarter.

During the three months ended March 31, 2005, investing activities used $6.4 million in cash. This use of cash was primarily for purchases of equipment and costs incurred through March 31, 2005 for the build-out and expansion of our manufacturing operations for AI-700.

During the three months ended March 31, 2005, financing activities provided $50.5 million in cash. Net cash provided by financing activities during this period resulted primarily from net proceeds in connection with the sale of our convertible exchangeable Preferred Stock of $41.9 million, entering into promissory notes under the equipment financing line of $7.0 million, and borrowings of $2.0 million under a loan agreement with MassDevelopment. These proceeds were partially offset by payments on the capital leases and promissory notes of $0.5 million.

In August 2004, we entered into a loan agreement with MassDevelopment under which up to $2.0 million of financing is available upon completion by us of certain tenant improvements to our commercial manufacturing facility in Tewksbury, Massachusetts.  In March 2005, we borrowed $2.0 million under this loan agreement.  Interest accrues under the loan at 5.0% per annum with retroactive adjustments to 9% upon reaching certain defined earning levels. The repayment of principal and accrued interest will coincide with the term of the Tewksbury lease which has a five-year, nine-month term with options to extend the lease for up to two additional five-year terms. No payments are due under the loan for the first twenty-four months. Unpaid interest during this twenty-four month period shall be accrued and principal and interest shall be repaid on a monthly basis thereafter such that the total amount outstanding shall fully amortize over the balance of the term in equal installments. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. The loan is secured by certain of the tenant improvements made at the Tewksbury facility.

On February 24, 2005, we issued 900,000 shares of 6.5% convertible exchangeable preferred stock, or Preferred Stock, at $50.00 per share resulting in aggregate gross proceeds to us of $45.0 million (net proceeds of approximately $41.9 million after deducting underwriting discounts and commissions and estimated offering expenses).  Each share of Preferred Stock has a liquidation preference of $50.00 per share.  Dividends on the Preferred Stock will be cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December, commencing on June 1, 2005.  Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments.

The Preferred Stock is convertible into shares of our common stock at any time at the option of the holder at a conversion rate of 7.2886 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $6.86 per share.  The initial conversion price is subject to adjustment upon certain customary events, but is not subject to “price based” anti-dilution adjustment. We reserved approximately 6,559,740 shares of common stock for issuance upon conversion.  As of March 31, 2005, no holders had voluntarily converted shares of Preferred Stock.  In May 2005, our board of directors declared a quarterly dividend in the amount of $0.8756 per share of Preferred Stock, which is scheduled to be paid on June 1, 2005, to the holders of record as of the close of business on May 16, 2005.

We may elect to automatically convert some or all of the Preferred Stock into shares of our common stock if the closing price of our common stock has exceeded $10.30 per share (150% of the conversion price) for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.  Prior to March 1, 2009, if we elect to automatically convert, or if any holder elects to voluntarily convert, the Preferred Stock, we will also make an additional payment, the Make-Whole payment, equal to the aggregate amount of dividends that would have been payable on the Preferred Stock so converted from the original date of issuance through and including March 1, 2009, less any dividends already paid on the Preferred Stock.  This additional payment is payable by us, at our option, in cash, in additional shares of its common stock, or in a combination of cash and shares of common stock.   We have reserved a maximum of approximately 2 million shares of common stock for issuance under this Make-Whole provision.

In accordance with SFAS 133, the Company is required to separate and account, for, as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as a component of Other Income(Expense). The Company determined the fair value of the dividend make-whole payment feature to be $3.0 million at February 24, 2005 (the commitment date). This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. At March 31, 2005, the derivative liability was valued at $2.6 million, resulting in the recognition of $0.4 million as other income for the three months ending March 31, 2005.

We may elect to redeem the Preferred Stock on or after March 6, 2009 at declining redemption prices ranging from $51.95 per share to $50.00 per share.

The Preferred Stock is exchangeable, in whole but not in part, at our option on any dividend payment date beginning on March 1, 2006 (the “Exchange Date”) for our 6.5% convertible subordinated debentures (“Debentures”) at the rate of $50 principal amount of Debentures for each share of Preferred Stock.  The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the Preferred Stock.

The Preferred Stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances.

On May 11, 2005, we entered into a Patent Transfer Agreement with Schering Aktiengesellschaft (“Schering”) under which we acquired all right, title and interest in certain ultrasound-related patents from Schering.  In consideration of the transfer and assignment of these patents, we agreed to pay Schering a total of $7.0 million, with $1.0 million due in May 2005, $3.0 million due in May 2006, and $3.0 million due in May 2007.

We believe, based on our operating plans, that our existing resources, including scheduled proceeds from Nycomed, will be adequate to fund our planned operations, including increases in spending for our AI-700 Phase 3 clinical program, for at least the next twelve months.  In the future, we will require significant additional funds to develop, conduct clinical trials, achieve regulatory approvals, build-out and qualify commercial manufacturing space and, subject to regulatory approval, commercially launch AI-700, our other product candidates under development and future product candidates. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical trials and the size and timing of creating expanded manufacturing capabilities. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. We do not expect to generate significant revenues for AI-700, other than possible license or milestone payments, unless or until we or current or potential partners complete clinical trials and receive marketing approval from the applicable regulatory authorities. When additional funds are required or, in advance of such requirements, when we anticipate that funds will be needed, we may raise such funds from time to time through public or private sales of equity or from borrowings or we may delay funding of certain development activities which could delay the filing of our AI-700 NDA and the commercialization of AI-700 which would have a materially adverse impact on our growth plans.  Additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business.

Universal Shelf Registration Statement

On April 5, 2005, we filed with the Securities and Exchange Commission a “universal shelf” registration statement on Form S-3 (Registration No. 333-121618) which, when combined with our previously filed universal shelf registration statement on Form S-3, provides for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate of $100.0 million. On April 15, 2005, the SEC declared the shelf registration statement effective. As of the filing of this report, the shelf registration statement remains effective and, subject to market conditions and our capital needs, we may again seek to use any remaining availability under the shelf registration statement by making an offering of securities covered for sale under the registration statement. In addition, we may amend our shelf registration statement or file a new shelf registration statement to increase our potential access to capital. If we elect to raise additional capital using a shelf registration statement, we may use the net proceeds from the sale of these securities for general corporate purposes, which may include funding clinical trials, research and development, regulatory activities and the build-out of our commercial manufacturing facility in Tewksbury, Massachusetts, acquisitions, including acquisitions of companies, products, intellectual property or other technology, repayment or refinancing of existing indebtedness, investments, capital expenditures, repurchase of our capital stock and for any other purposes that we may specify in any prospectus supplement.

Off-Balance Sheet Financing Arrangements

We currently do not have any special purpose entities or off-balance sheet financing arrangements other than operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period

Contractual Obligations	Total Obligations All Years	2005 Through 2006	2007 Through 2008	2009 Through 2010	After 2010
	(in thousands)
Capital lease obligations (including interest)	$16	$16	$—	$—	$—
Operating lease obligations	19,347	4,684	5,911	6,022	2,730
Notes payable (including interest)	14,540	5,667	7,065	1,808	—
Purchase orders for capital equipment	4,821	4,821	—	—	—
Purchase orders for leasehold improvements	2,215	2,215	—	—	—
Total contractual cash obligations	$40,939	$17,403	$12,976	$7,830	$2,730

Our operating lease obligations relate to our facility leases.

A substantial portion of the purchase orders for capital equipment and leasehold improvements in the table above is needed for expanded manufacturing of AI-700.  As of March 31, 2005, we had outstanding purchase orders for capital equipment which total approximately $6.5 million. Against these purchase orders we have paid approximately $1.7 million in deposits. The table above reflects the remaining amounts due on these purchase orders. In 2005, we anticipate expenditures for equipment purchases totaling approximately $4.3 million in excess of the above reflected amounts.  On November 11, 2004, we entered into an engineering and construction management services agreement with a contractor to perform on our behalf, engineering, design and construction management services in connection with the build-out of the commercial manufacturing facility in Tewksbury, Massachusetts. The total estimated value of this cost plus percentage fee type contract, as amended on April 29, 2005, is $12.9 million.  As of March 31, 2005, we had outstanding purchase orders for leasehold improvements related to this contract which total approximately $8.4 million. Against these purchase orders we have paid approximately $6.2 million in deposits. The table above reflects the remaining amounts due on these purchase orders.  We expect that the build-out of this commercial manufacturing facility will be substantially completed in 2005 and that our total payments for substantially completing this build-out, excluding equipment purchases, will be approximately $18.0 million in excess of the amounts that we have already paid through March 31, 2005.

The above table does not include obligations from agreements we entered into after March 31, 2005.

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

Revenue.   We recognize revenue from license arrangements in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and FASB Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). We recognize revenue from license payments not tied to achieving a specific performance milestone ratably over the period over which we are obligated to perform services. The period over which we are obligated to perform services is estimated based on available facts and circumstances. We recognize revenue from performance payments, when such performance is substantially in our control and when we believe that completion of such performance is reasonably probable, ratably over the period over which we estimate that we will perform such performance obligations. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone when performance of such milestone is contingent on performance by others or for which achievement can not be reasonably estimated or assured, are recognized as revenue when the milestone is achieved and the related payment is due, provided that there is no substantial future service obligation associated with the milestone. We do not recognize revenue in connection with license arrangements until payments are collected or due and reasonably assured of being collected. In addition, we do not recognize revenue in circumstances where the arrangement includes a refund provision until the refund condition is no longer applicable unless, in our judgment, the refund circumstances are within our operating control and unlikely to occur.  Payments received in advance of being recognized as revenue are deferred.

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

Derivative Liability.    The terms of our February 2005 convertible preferred stock offering include a dividend make-whole payment feature. This feature is considered to be an embedded derivative and is recorded at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments. If our estimates of the fair value of this derivative are too high or too low, it would have the effect of understating or overstating our net loss.  The derivative liability is reduced for make-whole payments triggered upon conversion of the preferred stock as well as dividends declared by the Company, if any, on the convertible preferred stock. The changes in the fair value of the derivative financial instrument are included in other income (expense) in each reporting period.

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

We have removed our AI-700 manufacturing equipment from the facilities of our third party contract manufacturer and currently have no facility within which to manufacture AI-700 until the new commercial manufacturing facility is built-out and qualified or until other arrangements are made.

We have removed our AI-700 manufacturing equipment from the facilities of a third-party contract manufacturer. We believe that we have sufficient inventory of AI-700 clinical trial material to complete our Phase 3 program. However, there can be no assurance that such inventory will prove sufficient or that the inventory will not get damaged or otherwise disqualified. Currently, we have no facility within which to manufacture AI-700 until the new commercial manufacturing facility is built-out and qualified or until other arrangements are made. If we lack sufficient inventory of AI-700 clinical trial material to complete our Phase 3 program or are unable to manufacture sufficient inventory on a timely basis, our Phase 3 program could be delayed and would consequently delay our ability to commercialize AI-700. These delays could have a material adverse effect on our business, financial condition and results of operations.

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

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed in which we granted Nycomed rights to develop and market AI-700 in Europe. There can be no assurance that the regulatory goals, sales targets and other objectives of this agreement will be achieved. Failure to achieve these goals, targets and objectives would result in our inability to receive license, milestone, royalty and other payments under this agreement, which would have a material adverse impact on our business, financial condition and results of operations including, under certain conditions, reduction of royalty rates, delays in regulatory approvals and product sales, penalties and termination of the agreement. Under certain provisions of this collaboration agreement, if we fail in any material respect to use all commercially reasonable efforts to carry out referenced obligations under the agreement, we would be obligated to pay Nycomed liquidated damages of up to $12 million. Although we plan to carry out all of these obligations, which we believe are in our control, there can be no assurance that termination of this agreement will not occur or that such termination would not result in us incurring liquidated damages of up to $12 million.

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

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. The preferred stock is senior to the common stock as to liquidation. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of May 6, 2005, we have 17,831,954 shares of common stock outstanding and 900,000 shares of convertible preferred stock outstanding that are convertible into approximately 6,559,740 shares of our common stock, plus up to a maximum of approximately 1,959,799 additional shares of our common stock issuable at our option in satisfaction of the maximum dividend make- whole payment on these shares of preferred stock. All of the shares of common stock issuable upon conversion of our preferred stock will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

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

In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders. Without the vote or consent of the holders of at least a majority of the shares of preferred stock, we can not authorize or sell any equity security that ranks senior to the preferred stock as to dividends or distributions of assets upon liquidation, dissolution or winding up of Acusphere. As a result of this liquidation preference, it may be difficult for us to raise additional capital through the sale of common stock or junior preferred stock on acceptable terms, or at all.

In addition, without the vote or consent of the holders of at least a majority of the shares of preferred stock we may not effect a consolidation or merger with another entity unless the preferred stock that remains outstanding and its rights, privileges and preferences are unaffected or are converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to the convertible preferred stock. This provision could hamper a third party’s acquisition of us or discourage a third party from attempting to acquire control of us via a merger.

Under some circumstances, the holders of our outstanding shares of preferred stock may be entitled to elect some of the directors of Acusphere.

In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December, commencing June 1, 2005. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments. If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our board of directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the preferred stock, voting separately as a class with holders of preferred stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected. These directors will be appointed to classes on the board as determined by our board of directors. These voting rights will terminate when we have declared and either paid or set aside for payment all accrued and unpaid dividends. The terms of office of all directors so elected will terminate immediately upon the termination of these voting rights.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our cash equivalents are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005 (the “Evaluation Date”), the our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On May 11, 2005, the Company signed an amendment to its Watertown, MA facility lease.  The amendment extends the base term of the original lease from an ending date of December 31, 2011 to an ending date of June 30, 2012 in return for the landlord providing the Company a tenant improvement allowance of up to $270,000 for certain improvements to the facility.   The extension of the lease term will result in additional rent payments by the Company of approximately $1.4 million over the life of the extended lease. The facility improvements will be constructed by the landlord and the improvement allowance will be disbursed in accordance with a work letter entered into by the landlord and the Company on May 11, 2005.  All other terms of the original lease remain in full force and effect.

On May 11, 2005, Acusphere entered into a Patent Transfer Agreement with Schering Aktiengesellschaft (“Schering”) under which the Company acquired all right, title and interest in certain ultrasound patents from Schering.  As part of the agreement, Acusphere granted Schering a non-exclusive, royalty-free, worldwide license to certain of the acquired patents in connection with the sale of Schering’s ultrasound product Levovist®.  Acusphere acquired these patents to expand its intellectual property portfolio for ultrasound contrast agents and the use of ultrasound contrast agents generally for drug delivery applications.  In consideration of the transfer and assignment of these patents, the Company agreed to pay Schering a total of $7.0 million, with $1.0 million due in May 2005, $3.0 million due in May 2006, and $3.0 million due in May 2007.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Amendment to Lease between ARE-500 Arsenal Street, LLC and Acusphere, Inc.

10.2	Patent Transfer agreement dated May 11, 2005 between Schering Aktiengesellschaft and Acusphere, Inc.

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May 2005.

ACUSPHERE, INC.

By:	/s/ Sherri C. Oberg
Sherri C. Oberg
President and Chief Executive Officer

By:	/s/ John F. Thero
John F. Thero
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Amendment to Lease between ARE-500 Arsenal Street, LLC and Acusphere, Inc.

10.2	Patent Transfer agreement dated May 11, 2005 between Schering Aktiengesellschaft and Acusphere, Inc.

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications