Form 10-Q
period 2005-06-30
ACUSPHERE INC
filed 2005-08-15
CIK 1115143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of August 12, 2005 there were 17,837,146 shares of the registrant’s common stock, $.01 par value per share, outstanding.

ACUSPHERE, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2005

CONTENTS

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Condensed Consolidated Balance Sheets:
June 30, 2005 (Unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations (Unaudited):
Three and Six Months ended June 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows (Unaudited):
Six Months ended June 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2005	December 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,211,905	$45,179,915
Other current assets	1,049,226	2,096,681
Total current assets	61,261,130	47,276,596
PROPERTY AND EQUIPMENT, at cost:
Property and equipment (Note 5)	39,371,182	20,876,140
Less accumulated depreciation and amortization	9,149,696	8,006,819
Property and equipment, net	30,221,486	12,869,321
OTHER ASSETS	1,823,345	1,857,306
TOTAL	$93,305,960	$62,003,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations (Note 6)	$5,260,052	$1,071,627
Current portion of deferred revenue (Note 8)	3,428,571	3,428,571
Derivative liability (Note 9)	1,670,657	—
Accounts payable	3,590,107	4,237,934
Accrued expenses	5,668,729	4,396,020
Total current liabilities	19,618,115	13,134,152
LONG-TERM LIABILITIES:
Long-term obligations, net of current portion	11,962,816	2,502,579
Deferred revenue, net of current portion	1,142,858	857,143
Total long-term liabilities	13,105,674	3,359,722
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share Authorized - 5,000,000 shares as of June 30, 2005 and December 31, 2004 Designated 6.5% convertible exchangeable - 1,000,000 shares as of June 30, 2005 and none as of December 31, 2004 Issued and outstanding – 900,000 shares as of June 30, 2005 and none as of December 31, 2004	9,000	—
Common stock, $0.01 par value per share Authorized - 98,500,000 shares as of June 30, 2005 and December 31, 2004 Issued and outstanding - 17,831,954 shares as of June 30, 2005 and 17,810,922 as of December 31, 2004	178,320	178,109
Additional paid-in capital	259,712,974	221,672,237
Deferred stock-based compensation	(575,853)	(914,492)
Accumulated deficit	(198,742,268)	(175,426,505)
Total stockholders’ equity	60,582,172	45,509,349
TOTAL	$93,305,960	$62,003,223

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

COLLABORATION REVENUE	$857,143	$—	$1,714,286	$—
OPERATING EXPENSES:
Research and development	15,226,869	6,192,615	22,904,948	11,795,418
General and administrative	2,113,815	1,544,933	3,861,123	2,949,045
Total operating expenses	17,340,684	7,737,548	26,766,071	14,744,463
Interest income	529,032	93,761	831,341	201,534
Other income (expense)	—	74,268		74,268
Interest expense	(341,971)	(49,691)	(482,664)	(75,111)
Change in valuation of derivative	953,343	—	1,387,343	—
NET LOSS	$(15,343,137)	$(7,619,210)	$(23,315,765)	$(14,543,772)
Dividends paid on preferred stock (Note 8)	(788,040)	—	(788,040)	—
Dividends accumulated on preferred stock (Note 8)	(243,750)	—	(243,750)	—
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(16,374,927)	$(7,619,210)	$(24,347,555)	$(14,543,772)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE –
Basic and diluted	$(0.92)	$(0.53)	$(1.37)	$(1.02)
WEIGHTED-AVERAGE SHARES OUTSTANDING –
Basic and diluted	17,828,526	14,310,311	17,820,719	14,298,202

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,315,765)	$(14,543,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	321,290	459,052
Depreciation and amortization	1,197,755	634,719
Write-off of intellectual property acquisition cost (Note 6)	6,218,132	—
Noncash interest expense	105,469	34,132
Noncash rent expense	187,203	26,820
Noncash amortization of deferred revenue	(1,714,286)	—
Noncash amortization of fee and warrants to financial advisor	134,520	—
Change in valuation of derivative	(1,387,343)	—
Changes in operating assets and liabilities:
Deferred revenue	2,000,000	—
Other current assets	937,934	20,575
Accounts payable	(647,825)	311,757
Accrued expenses	1,134,585	684,069
Net cash used in operating activities	(14,828,331)	(12,372,648)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,549,920)	(3,353,258)
Payment for purchase of intellectual property rights (note 6)	(1,000,000)	—
Increase in other assets	(139,500)	(26,999)
Net cash used in investing activities	(19,689,420)	(3,380,257)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(1,053,826)	(464,528)
Proceeds from long-term obligations	9,478,269	424,153
Net proceeds from sale of preferred stock	41,887,416	—
Payment of preferred stock dividends (note 9)	(788,040)	—
Net proceeds from exercise of stock options	13,761	35,960
Proceeds from issuance of common stock from employee stock purchase plan	12,160	12,164
Net cash provided by financing activities	49,549,740	7,749
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,031,989	(15,745,156)
CASH AND CASH EQUIVALENTS – Beginning of period	45,179,915	54,562,378
CASH AND CASH EQUIVALENTS – End of period	$60,211,905	$38,817,222

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2005 may not be indicative of the results that may be expected for the full fiscal year.

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

Stock options granted during 2005 are as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share
For the three months ended:
March 31, 2005	847,500	$5.43 - 6.30	$5.83
June 30, 2005	221,100	$4.28 - 5.35	$4.85

The stock options granted in the three and six months ended June 30, 2005 were granted at fair market value on the date of grant.

Had compensation cost for grants issued during the current and prior periods been determined consistent with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” pro forma net loss and net loss per share would have been the following:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Applicable to common stockholders:
Net loss — as reported	$(16,374,927)	$(7,619,210)	$(24,347,555)	$(14,543,772)
Add: Stock-based employee compensation expense included in reported net loss	127,979	194,815	264,793	390,042
Deduct: Stock-based employee compensation expense determined under fair value method	(518,655)	(446,614)	(1,047,633)	(872,214)
Net loss — pro forma	$(16,765,603)	$(7,871,009)	$(25,130,395)	$(15,025,944)
Net loss per common share (basic and diluted):
As reported	$(.92)	$(0.53)	$(1.37)	$(1.02)
Pro forma	$(.94)	$(0.55)	$(1.41)	$(1.05)

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

4.     Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss available to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, which consist of convertible exchangeable preferred stock, stock options, warrants, and restricted common stock that are not included in the diluted net loss per share calculation, aggregated 10,721,294 and 2,401,058 as of June 30, 2005 and 2004, respectively.

The following table reconciles weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Weighted-average common shares outstanding	17,831,930	14,319,915	17,824,847	14,308,598
Less weighted-average unvested restricted common shares outstanding	(3,404)	(9,604)	(4,128)	(10,396)
Basic and diluted weighted-average common shares outstanding	17,828,526	14,310,311	17,820,719	14,298,202

5.     Property and Equipment

Property and equipment at cost consist of the following:

	As of:
	June 30, 2005	December 31, 2004	Estimated Useful Life
Equipment	$18,263,104	$10,279,147	3 – 5 years
Furniture and fixtures	265,983	188,252	5 years
Leasehold improvements	604,158	171,277	Lease term
Sub-total depreciable assets	19,133,245	10,638,676
Less: accumulated depreciation and amortization	(9,149,696)	(8,006,819)
Total depreciable assets, net	9,983,549	2,631,857
Deposits on equipment purchases	1,757,214	6,774,256	N/A
Construction in progress	18,480,723	3,463,208	N/A
Total property and equipment	$30,221,486	$12,869,321

Deposits on equipment purchases represent progress payments for long-lead time capital equipment purchases, the majority of which are associated with development and expansion of the Company’s manufacturing operations for AI-700.

Construction in progress amounts represent costs incurred through June 30, 2005 for the build-out of the Company’s commercial manufacturing facility in Tewksbury, Massachusetts.  The Company has entered into an engineering and construction management services agreement with Parsons Commercial Technology, Inc., as last amended August 3, 2005, authorizing Parsons to perform on behalf of the Company, during the period ending August 31, 2005, engineering, design and construction management services in connection with the build-out of the commercial manufacturing facility in Tewksbury, Massachusetts.  The total value of this cost-plus percentage fee type contract is $23.5 million of which $14.6 million was paid on or before June 30, 2005.  The Company anticipates that further amendment to this contract will be necessary to complete this build-out project.   The Company expects that its total payments for substantially completing the build-out of the commercial manufacturing facility, excluding equipment purchases, will be approximately $11.7 million in excess of the amounts that the Company has already paid through June 30, 2005.

6.   Intellectual Property

The Company expenses intellectual property costs incurred in obtaining license rights and patents rights to technology or products for which technological feasibility has not been commercially demonstrated and no alternative future use has been shown to exist.  No amount has been capitalized by the Company relating to the costs of intellectual property developed or acquired by the Company.

On May 11, 2005, the Company entered into a Patent Transfer Agreement with Schering Aktiengesellschaft (“Schering”) pursuant to which the Company acquired rights, title and interest in certain ultrasound-related patents from Schering. In consideration of the transfer and assignment of these patents, the Company agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million is due in May 2006, and $3.0 million is due in May 2007. Because the Company has not demonstrated technological feasibility or an alternative future use for these patents, the present value of this acquisition cost, $6.2 million, was expensed at the time of acquisition.

7.     Long-term Obligations

The carrying value of long-term obligations is as follows:

	As of:
	June 30, 2005	December 31, 2004
Capital lease obligations	$70,963	$205,419
Notes payable	11,933,773	3,368,787
Other long-term obligations	5,218,132	—
	17,222,868	3,574,206
Less current maturities	(5,260,052)	(1,071,627)
Long-term obligations, net	$11,962,816	$2,502,579

Long-term obligations, including current maturities, outstanding as of June 30, 2005 consisted of capital equipment leased under various capital lease arrangements, promissory notes under an equipment financing line (described below), borrowings under a facility loan agreement and amounts due under a patent transfer agreement.  Monthly payments under the capital lease obligations mature through June 2010.

In April 2004, the Company entered into an equipment financing line with General Electric Capital Corporation. In 2004 and 2005, the Company borrowed an aggregate of $10.5 million against this line. As of June 30, 2005, net of repayments, the Company had $9.6 million outstanding under this line. Such borrowings are collateralized by corresponding equipment and other capital purchases with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for March 2009. Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.9% to 10.1%. No further additional amount may be borrowed under this line. The loans under this line are subject to acceleration upon the happening of certain customary events of default, including failure to timely pay principal and interest.

In June 2005, the Company entered into a $7.0 million equipment financing line with Oxford Finance Corporation. Borrowings under this equipment line can be made against qualified purchases, subject to review and approval by Oxford Finance Corporation, through April 2006. Such borrowings are to be collateralized by corresponding qualified purchases and repaid over 36 to 48 months, depending on the nature of the equipment financed. No warrants were granted in connection with this equipment line. The $7.0 million equipment line is structured as a loan agreement. Interest rates are fixed at the time of each borrowing under the equipment line with such rates adjusted between borrowings based on the U.S. Federal Reserve’s Three Year and Four Year Treasury Constant Maturity Rates. Interest rates on borrowings made through June 30, 2005 on this line range from 10.3% to 10.4%, respectively. The loans under this financing line are subject to acceleration upon the happening of certain customary events of default, including failure to timely pay principal and interest. As of June 30, 2005, the Company had borrowed $0.4 million under this line. Monthly payments for the amounts outstanding under the equipment financing line mature through June 2009.

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

The retroactive interest rate adjustment feature of the MassDevelopment loan agreement was deemed to be an embedded derivative instrument requiring separate accounting under “FASB 133”, Accounting for Derivative Instruments and Hedging Activities, and was initially valued at $62,000. The derivative asset is amortized as interest expense over a term beginning with the loan agreement effective date and ending with the currently expected payment date of the retroactive interest.  The fair value of the derivative liability will be re-measured at each reporting period, with any change in value charged or credited to interest expense.  There was no change in the estimated fair value of the derivative liability at June 30, 2005.

On May 11, 2005, Acusphere entered into a Patent Transfer Agreement with Schering. In consideration of the agreement, the Company agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million is due in May 2006, and $3.0 million is due in May 2007. The $6.2 million present value of these future payments is recorded as obligations of the Company of which $2.7 million is classified as current maturities.

8. Deferred Revenue

 In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed in which the Company granted Nycomed rights to develop and market AI-700 in Europe. As part of this agreement, as of June 30, 2005, Nycomed has paid the Company $4.0 million in license fees and the first four of eight consecutive quarterly installments of $1.0 million each for the Company’s research and development efforts. As of June 30, 2005, the Company has cumulatively recognized $3.4 million in revenue, reflecting an estimated period of forty-two months over which the $12 million in scheduled payments are expected to be earned, and $4.6 million of such payments were reported by the Company as deferred revenue.

During the three and six months ended June 30, 2005, in connection with this agreement, the Company paid fees of $65,000 and $195,000, respectively to an advisor retained in connection with the Nycomed collaboration agreement. Additional fees payable to this advisor are dependent upon the timing and magnitude of the amounts paid by Nycomed to the Company.  The maximum cash amount payable to this advisor in connection with the Nycomed collaboration agreement is approximately $1.1 million of which $520,000 has been paid through June 30, 2005.

9.     Stockholders’ Equity

On February 24, 2005, the Company issued 900,000 shares of 6.5% convertible exchangeable preferred stock (the “Preferred Stock”) at $50.00 per share resulting in aggregate gross proceeds to the Company of $45.0 million (net proceeds of approximately $41.9 million after deducting underwriting discounts and commissions and estimated offering expenses).  Each share of Preferred Stock has a liquidation preference of $50.00 per share.  Dividends on the Preferred Stock will be cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December.  Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments.  On June 1, 2005, a quarterly dividend payment on shares of Preferred Stock in the aggregate amount of $788,000 was paid to the holders of record as of the close of business on May 16, 2005. In August 2005, the Company’s board of directors declared a quarterly dividend in the amount of $0.8125 per share of Preferred Stock, which is scheduled to be paid on September 1, 2005, to the holders of record as of the close of business on August 15, 2005.

The Preferred Stock is convertible into the Company’s common stock at any time at the option of the holder at a conversion rate of 7.2886 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $6.86 per share.  The initial conversion price is subject to adjustment in certain customary events, but is not subject to “price based” anti-dilution adjustment. The Company has reserved approximately 6,559,740 shares of common stock for issuance upon such conversion.  As of June 30, 2005, no holders had voluntarily converted shares of Preferred Stock.

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

In accordance with SFAS 133, the Company is required to separate and account, for, as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as a component of Other Income (Expense). The Company determined the fair value of the dividend make-whole payment feature to be $3.0 million at February 24, 2005 (the commitment date). This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. As of June 30, 2005 and March 31, 2005, the derivative liability was valued at $1.6 million and $2.6 million, respectively, resulting in the recognition of $1.0 million and $1.4 million as other income for the three and six month periods ending June 30, 2005, respectively.

The Company may elect to redeem the Preferred Stock at declining redemption prices on or after March 6, 2009.

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

Forward-looking statements include, but are not limited to: our plans to develop and market new products and the timing of these development programs, in particular the timing, size and enrollment of clinical trials and timing of regulatory milestones for AI-700; our clinical development of product candidates, clinical trials and our ability to obtain and maintain regulatory approval for our product candidates; our estimates regarding our capital requirements and our needs for additional financing; our estimates of future expenditures for and the timing of our build-out of our commercial manufacturing facility in Tewksbury, Massachusetts; our estimates of expenses and future revenues and profitability; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract collaborators with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate collaborations, license agreements and other collaborative efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the manufacturing capacity for our product candidates, including our plans to build-out and qualify a commercial manufacturing facility for AI-700.

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

AI-700 Phase 3 Clinical Trial Update

The Phase 3 clinical plan provides for a two-part program consisting of a pilot phase (the “pilot study”), under which new investigators and blinded readers have been qualified and trained, and two multi-center pivotal trials (the “32” and “33” trials), which together seek to enroll approximately 700 patients with known or suspected coronary heart disease. The Phase 3 pivotal studies are currently taking place at clinical sites located in North America, Europe and Australia with data from the trials intended for submission to U.S., European and potentially other regulatory authorities. As of August 12, 2005, over 500 patients have been enrolled in the Phase 3 pivotal trials and over 600 patients have been enrolled in the Phase 3 program, including the pivotal trials and the pilot study. We currently anticipate completing cumulative enrollment of at least 700 patients in the pivotal trials in early 2006. Currently we plan to file a NDA for AI-700 in 2006.

The Pilot Study.    Our objectives in the pilot study were to train and qualify a sufficient number of clinical sites, investigators and blinded readers for transition into one of the two pivotal trials. These objectives have been accomplished and enrollment in this trial is completed. Clinical sites trained in the pilot study transitioned into a pivotal trial when, in our judgment, the clinical site demonstrated that it is prepared to meet the requirements of the clinical trial protocol which, in the pivotal trial requiring nuclear stress tests in all patients, may include conducting both stress echo and stress nuclear studies on the same patient on the same day. Because the pilot study has been conducted for training purposes, there are no defined clinical efficacy endpoints in this study.

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

The “32” Trial.    All of the patients enrolled in this trial will receive a stress echo study with AI-700 and a nuclear stress test. Patients in this pivotal trial will generally undergo coronary angiography only if they have a positive nuclear stress test result. Patients in this pivotal trial who have a negative nuclear stress test result will be evaluated for ninety days thereafter for cardiac events. The primary endpoints for this pivotal trial are sensitivity and specificity in comparison to nuclear stress testing, angiography or clinical outcome.

The “33” Trial.    All of the patients enrolled in this trial will receive a stress echo study with AI-700 and will undergo coronary angiography. The majority of patients, but not all, will receive a nuclear stress test. The primary endpoints for this pivotal trial are sensitivity and specificity in comparison to angiography.

Although we are targeting these clinical endpoints and timing for clinical enrollment and blinded reads in our Phase 3 trials, we cannot assure you that we will successfully achieve results that meet or exceed these clinical endpoints or that enrollment will be completed in early 2006 or that an NDA will be submitted to the FDA in 2006.

AI-700 Manufacturing Facility Update

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing and office space in Tewksbury, Massachusetts.  In September 2004, we began to build-out the manufacturing space portion of this facility to meet the initial commercial manufacturing requirements of AI-700.  We intend to demonstrate that we can produce AI-700 at a commercial manufacturing scale prior to our filing of a NDA for AI-700 and, subject to required regulatory approvals, we intend to manufacture AI-700 in this facility for commercial use. We plan to substantially complete the build-out of this facility commencing in 2005 and to complete our qualification of the facility in 2006. This commercial manufacturing facility must comply with current good manufacturing practices, or cGMPs, enforced by the FDA and overseas regulatory agencies. We have identified potential primary and secondary suppliers of the raw materials used in the production of AI-700.

We estimate that the total cost of building-out this facility will be $26.3 million. Of this amount, we have paid $14.6 million during the period July 2004 through June 30, 2005 and we estimate that we will spend an additional $11.7 million to substantially complete this build-out in 2005. The majority of this remaining amount is scheduled to be paid during the quarter ending September 30, 2005. These historical and prospective capital amounts exclude the cost of our manufacturing equipment.  We have entered into an agency procurement agreement with a contractor covering the purchase of equipment in connection with the build-out of the Tewksbury facility.  As of August 12, 2005, the total estimated value of equipment to be purchased under this agreement was $4.3 million, of which $2.8 million was paid for as of June 30, 2005. We have also entered into an engineering and construction management services agreement with the same contractor covering the provision of engineering, design and construction management services through the period ending August 31, 2005.  As of August 3, 2005, the total value of this cost-plus percentage fee type contract was $23.5 million. We anticipate future amendments to this contract to cover the total cost of this build-out. Although a considerable amount of the build-out is already complete, we cannot assure you that we will not incur costs in excess of the current estimated amounts or that we will complete this build-out on schedule.

In March 2005 we borrowed $2.0 million under a loan agreement with the Massachusetts Development Finance Agency, the economic development authority of the Commonwealth of Massachusetts, to help fund build-out costs related to the Tewksbury facility.

Financial Operations Overview

Revenue.    We have not generated any revenue from product sales since our inception. In connection with our collaboration agreement with Nycomed, as of June 30, 2005 we have received $8.0 million in license fees and research and development payments and we anticipate receiving an additional $4.0 million in such research and development payments in quarterly installments of $1.0 million through June 2006. Further in the future, we will seek to generate revenue from a combination of product sales, up-front or milestone payments and manufacturing payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our products and intellectual property.

Research and Development Expense.    Research and development expense consists of expenses incurred in developing, manufacturing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, costs incurred to validate manufacturing equipment and facilities, depreciation of capital resources used to develop our products, costs of facilities, the legal costs of pursuing patent protection on select elements of our intellectual property and stock-based compensation. We expense research and development costs, including patent related costs, as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. Development programs for later stage product candidates, such as AI-700, tend to cost more than earlier stage programs due to the length and the number of patients enrolled in clinical trials for later stage programs and due to costs of scaling production to commercial scale.

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

Change in Valuation of Derivative.    Change in valuation of derivative consists of other income (expense) recognized or incurred on the change in estimated fair value of derivatives at the end of each reporting period.

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

Results of Operations

Three Months Ended June 30, 2005 and 2004

Revenue.    Collaboration revenue was $0.9 million in the three months ended June 30, 2005 compared to no collaboration revenue recognized in the three months ended June 30, 2004. Collaboration revenue was earned under our agreement with Nycomed which was entered into in July 2004. Under this agreement, excluding any payments that we might receive based upon the achievement of specified milestones, we are scheduled to receive $12 million in license fees and research and development payments through June 2006, of which $8.0 million was received through June 30, 2005. We are recognizing revenue associated with these payments ratably over a period of forty-two months, representing the estimated development period over which such fees are earned.

Research and Development Expense.    Research and development expense increased $9.0 million, or 146%, to $15.2 million in the three months ended June 30, 2005 from $6.2 million in the three months ended June 30, 2004.  The increase in research and development expense resulted from a $7.0 million Patent Transfer Agreement with Schering. Under this agreement, we acquired from Schering rights, title and interest in nine patent families, including various U.S. and international ultra-sound related patents and licenses to two other patent families.  In consideration of the transfer and assignment of these patents, we agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million is due in May 2006, and $3.0 million is due in May 2007.  During the three months ended June 30, 2005, we expensed $6.2 million, the estimated present value of this acquisition cost, with $5.2 million of this amount recorded as liabilities in our consolidated balance sheet as of June 30, 2005. Additionally, we incurred $0.1million in non-cash interest expense relating to the acquisition. The remaining $0.7 million is expected to be amortized as non-cash interest expense over the remaining terms of the scheduled payments to Schering. The remaining $2.8 increase in research and development expense resulted from increased activities relating to AI-700, including increased Phase 3 clinical program costs and increased costs associated with validating our commercial manufacturing facility for AI-700 and preparing for filing a NDA for AI-700.

The following table summarizes the primary components of our research and development expense for the three months ended June 30, 2005 and 2004:

	Three Months Ended
	June 30, 2005	June 30, 2004
	(in thousands)
Total direct costs	$7,085	$4,821

Indirect costs:
Facility costs	913	745
Depreciation	634	293
Stock-based compensation	56	90
All other indirect costs	321	245
Total indirect costs	1,924	1,372
Write-off of intellectual property acquisition cost	6,218	—
Total research and development expense	$15,227	$6,193

Late Stage Clinical Development Program.  Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our late stage clinical development program relates to our lead product candidate, AI-700, which is a cardiovascular drug for the detection of coronary heart disease. Almost all of our direct research and development expenditures for the three months ended June 30, 2005 and 2004 related to our AI-700 program. The increase in direct research and development costs in the three months ended June 30, 2005 compared to the same period in 2004 reflects a higher number of clinical sites enrolling patients in the AI-700 Phase 3 clinical program, a higher rate of patient enrollment in these clinical trials and related increases in costs for clinical data management and independent clinical site monitoring. Patient enrollment and related costs are anticipated to vary from quarter to quarter but are generally anticipated to be higher in 2005 than in 2004.  The increase in research and development costs also includes costs associated with increasing full and part-time personnel.

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing and office space in Tewksbury, Massachusetts.  In September 2004, we began to build-out the manufacturing space of this facility for commercial manufacturing of AI-700. We intend to demonstrate that we can produce AI-700 at a commercial manufacturing scale prior to our filing of a NDA for AI-700 and, subject to required regulatory approvals, we intend to manufacture AI-700 in this facility for commercial use.  The increase in research and development costs in the three months ended June 30, 2005 compared to the same period in 2004 reflects operating costs associated with our Tewksbury, Massachusetts facility, including costs associated with validating the facility, and increased depreciation expense due to capital purchases primarily relating to our manufacturing operations.  We intend to begin depreciation of the build-out costs associated with this facility in 2005 after the build-out is substantially complete. We anticipate incurring increased costs associated with validation of this facility and its equipment and processes the purchase of raw materials and laboratory supplies, the increased use of consultants, and the hiring of additional personnel.

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

Each of our research and development programs is subject to risks and uncertainties, including the requirement to seek regulatory approvals, which are outside of our control. For example, our AI-700 clinical trials may be subject to delays or rejections based on changes in the size of the trials to meet statistical requirements, our inability to enroll patients at the rate and in the proportion of patients with and without disease that we expect or our inability to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. Moreover, the product candidates identified in these research and development programs, particularly our early stage programs, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from such projects could be expected to commence or the completion date of these programs. Failure to commercialize these product candidates on a timely basis could have a material adverse affect on our business, financial condition and results of operations. We may seek to establish collaborative relationships to help us commercialize these product candidates, but there can be no assurance that we will be successful in doing so.

General and Administrative Expense.    General and administrative expense increased $0.6 million, or 37%, to $2.1 million for the three months ended June 30, 2005 from $1.5 million in the three months ended June 30, 2004.  The increase in general and administrative expense was principally due to additional personnel and consultants.

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

Interest Income.    Interest income increased $435,000, or 464%, to $529,000 in the three months ended June 30, 2005 from $94,000 in the three months ended June 30, 2004.  The increase in interest income was primarily due to higher average fund balances available for investment resulting from the $45.0 million Preferred Stock financing in February 2005.

Interest Expense.    Interest expense increased $292,000, or 588%, to $342,000 in the three months ended June 30, 2005 from $50,000 in the three months ended June 30, 2004.   The increase in interest expense was primarily related to cumulative borrowings of approximately $10.8 million through June 30, 2005 under our two equipment financing lines and non-cash interest related to the Schering patent agreement.

Change in Valuation of Derivative.    Change in valuation of derivative increased to $953,000 in the three months ended June 30, 2005 from zero in the three months ended June 30, 2004. The increase in change in valuation of derivative was related to the embedded derivative instrument from the dividend make-whole payment feature of the Preferred Stock offering that closed in February 2005. We determined the fair value of the dividend make-whole payment feature to be $3.0 million at February 24, 2005 (the commitment date). As of June 30, 2005 and March 31, 2005, the derivative liability was valued at $1.6 million and $2.6 million, respectively, resulting in the recognition of $1.0 million as other income for the three month period ending June 30, 2005.

Effect of Preferred Stock on Loss Available to Common Stockholders. Dividends paid on preferred stock increased to $788,000 in the three months ended June 30, 2005 from zero in the three months ended June 30, 2004.  The increase in dividends paid on preferred stock was related to the quarterly dividend declared on May 16, 2005 and paid on June 1, 2005.  In addition to dividends paid on preferred stock, during the three months ended June 30, 2005, the Company’s net loss available to common stockholders includes $244,000 of dividends accumulated on preferred stock representing one month of dividend accumulated but not declared as of the end of the period. This amount of dividends accumulated is included in the calculation of per share net loss available to common stockholders.

Six Months Ended June 30, 2005 and 2004

Revenue.    Collaboration revenue was $1.7 million in the six months ended June 30, 2005 compared to no collaboration revenue recognized in the six months ended June 30, 2004. Collaboration revenue was earned under our agreement with Nycomed which was entered into in July 2004. Under this agreement, excluding any payments that we might receive based upon the achievement of specified milestones, we are scheduled to receive $12 million in license fees and research and development payments through June 2006, of which $8.0 million was received through June 30, 2005. We are recognizing revenue associated with these payments ratably over a period of forty-two months, representing the estimated development period over which such fees are earned.

 Research and Development Expense.    Research and development expense increased $11.1 million, or 94%, to $22.9 million in the six months ended June 30, 2005 from $11.8 million in the six months ended June 30, 2004.  The increase in research and development expense resulted from a $7 million Patent Transfer Agreement with Schering. During the six months ended June 30, 2005, we expensed $6.2 million, the estimated present value of this acquisition cost, with $5.2 million of this amount recorded as liabilities in our consolidated balance sheet as of June 30, 2005. Additionally, we incurred $0.1million in non-cash interest expense relating to the acquisition. The remaining $0.7 million is expected to be amortized as non-cash interest expense over the remaining terms of the scheduled payments to Schering. The remaining $4.9 increase in research and development expense resulted from increased activities relating to AI-700, including increased Phase 3 clinical program costs and increased costs associated with validating our commercial manufacturing facility for AI-700 and preparing for filing a NDA for AI-700.

The following table summarizes the primary components of our research and development expense for the six months ended June 30, 2005 and 2004:

	Six Months Ended
	June 30, 2005	June 30, 2004
	(in thousands)
Total direct costs	$12,931	$9,076

Indirect costs:
Facility costs	1,968	1,531
Depreciation	1,133	593
Stock-based compensation	115	180
All other indirect costs	540	417
Total indirect costs	3,756	2,719
Write-off of intellectual property acquisition cost	6,218	—
Total research and development expense	$22,905	$11,795

Late Stage Clinical Development Program.  Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our late stage clinical development program relates to our lead product candidate, AI-700, which is a cardiovascular drug for the detection of coronary heart disease. Almost all of our direct research and development expenditures for the six months ended June 30, 2005 and 2004 related to our AI-700 program. The increase in direct research and development costs in the six months ended June 30, 2005 compared to the same period in 2004 reflects a higher number of clinical sites enrolling patients in the AI-700 Phase 3 clinical program, a higher rate of patient enrollment in these clinical trials and related increases in costs for clinical data management and independent clinical site monitoring. Patient enrollment and related costs are anticipated to vary from quarter to quarter but are generally anticipated to be higher in 2005 than in 2004.  The increase in research and development costs also includes costs associated with increasing full and part-time personnel.

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing and office space in Tewksbury, Massachusetts.  In September 2004, we began to build-out the manufacturing space of this facility for commercial manufacturing of AI-700. We intend to demonstrate that we can produce AI-700 at a commercial manufacturing scale prior to our filing of a NDA for AI-700 and, subject to required regulatory approvals, we intend to manufacture AI-700 in this facility for commercial use.  The increase in research and development costs in the six months ended June 30, 2005 compared to the same period in 2004 reflects operating costs associated with our Tewksbury, Massachusetts facility, including costs associated with validating this facility and its equipment and processes and increased depreciation expense due to capital purchases primarily relating to our manufacturing operations. We intend to begin depreciation of the build-out costs associated with this facility in 2005 after the build-out is substantially complete. We anticipate incurring increased costs associated with validation of this facility, the purchase of raw materials and laboratory supplies, the increased use of consultants, and the hiring of additional personnel.

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

Each of our research and development programs is subject to risks and uncertainties, including the requirement to seek regulatory approvals, which are outside of our control. For example, our clinical trials may be subject to delays or rejections based on changes in the size of the trials to meet statistical requirements, our inability to enroll patients at the rate and in the proportion of patients with and without disease that we expect or our inability to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. Moreover, the product candidates identified in these research and development programs, particularly our early stage programs, must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from such projects could be expected to commence or the completion date of these programs. Failure to commercialize these product candidates on a timely basis could have a material adverse affect on our business, financial condition and results of operations. We may seek to establish collaborative relationships to help us commercialize these product candidates, but there can be no assurance that we will be successful in doing so.

General and Administrative Expense.    General and administrative expense increased $0.9 million, or 31%, to $3.9 million for the six months ended June 30, 2005 from $2.9 million in the six months ended June 30, 2004.  The increase in general and administrative expense was principally due to additional personnel and consultants.

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

Interest Income.    Interest income increased $630,000, or 313%, to $831,000 in the six months ended June 30, 2005 from $201,000 in the six months ended June 30, 2004.  The increase in interest income was primarily due to higher average fund balances available for investment resulting from the $45.0 million Preferred Stock financing in February 2005.

Interest Expense.    Interest expense increased $408,000, or 543%, to $483,000 in the six months ended June 30, 2005 from $75,000 in the six months ended June 30, 2004.   The increase in interest expense was primarily related to cumulative borrowings of approximately $10.8 million through June 30, 2005 under our two equipment financing lines and non-cash interest related to the Schering patent agreement.

 Change in Valuation of Derivative.    Change in valuation of derivative increased to $1.4 million in the six months ended June 30, 2005 from zero in the six months ended June 30, 2004. The increase in change in valuation of derivative was related to the embedded derivative instrument from the dividend make-whole payment feature of the Preferred Stock offering that closed in February 2005. We determined the fair value of the dividend make-whole payment feature to be $3.0 million at February 24, 2005 (the commitment date). As of June 30, 2005, the derivative liability was valued at $1.6 million resulting in the recognition of $1.4 million as other income for the six month period ending June 30, 2005.

Effect of Preferred Stock on Loss Available to Common Stockholders. Dividends paid on Preferred Stock increased to $788,040 in the six months ended June 30, 2005 from zero in the six months ended June 30, 2004. The increase in dividends paid on Preferred Stock was related to the quarterly dividend declared on May 16, 2005 and paid on June 1, 2005.  In addition to dividends paid on preferred stock, during the six months ended June 30, 2005, the Company’s net loss available to common stockholders includes $244,000 of dividends accumulated on preferred stock representing one month of dividend accumulated but not declared as of the end of the period. This amount of dividends accumulated is included in the calculation of per share net loss available to common stockholders.

Liquidity and Capital Resources

Historically, we have financed our business through the issuance of equity securities, debt financings, equipment leases and since the third quarter of 2004, a strategic collaboration with Nycomed. Our liquidity requirements have arisen primarily from research and development expenditures, equipment expenditures and payments on outstanding indebtedness. As of June 30, 2005, we had cash and cash equivalents of $60.2 million. As of June 30, 2005 we owed $11.9 million in notes payable and had commitments totaling $20.1 million for rent under our facility leases, including the lease agreement signed in July 2004 for commercial manufacturing space in Tewksbury, Massachusetts.

During the six months ended June 30, 2005, operating activities used $14.8 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $24.0 million and a decrease in accounts payable of $0.6 million. These uses of cash were partially offset by an increase in deferred revenue of $2.0 million, an increase in accrued expenses of $1.1 million, a decrease in other current assets of $0.9 million, non-cash charges for depreciation and amortization of $1.2 million and non-cash charges for stock-based compensation expense of $0.3 million, non-cash charges for the write-off of intellectual property acquisition costs of $7.0 million related to the Schering agreement and non-cash change in valuation of derivative of $1.4 million.  We anticipate that our operating spending will be higher in 2005 than in 2004 due to an estimated higher rate of patient enrollment in our Phase 3 clinical program and higher costs in connection with the validation of our manufacturing facility.  We estimate such spending from operating activities will be approximately $8 to $10 million per quarter through completion of enrollment in our AI-700 Phase 3 clinical trials in 2006.

During the six months ended June 30, 2005, investing activities used $19.7 million in cash. These uses of cash were primarily used for purchases of equipment and costs incurred through June 30, 2005 for the build-out and expansion of our manufacturing operations for AI-700 of $18.6 million. These uses also included $1.0 million paid in cash in connection with the Schering agreement.

During the six months ended June 30, 2005, financing activities provided $49.5 million in cash. Net cash provided by financing activities during this period resulted primarily from net proceeds in connection with the sale of our convertible exchangeable Preferred Stock of $41.9 million, entering into promissory notes under the equipment financing line of $7.5 million, and borrowings of $2.0 million under a loan agreement with MassDevelopment. These proceeds were partially offset by payments on the capital leases and promissory notes of $1.0 million and payment of Preferred Stock dividend of $0.8 million.

In June 2005, we entered into a $7.0 million equipment financing line with Oxford Finance Corporation. Borrowings under this equipment line can be made against qualified purchases, subject to review and approval by Oxford Finance Corporation, through April 2006. Such borrowings are to be secured by qualified purchases and repaid over 36 to 48 months, depending on the nature of the equipment financed. No warrants were granted in connection with this equipment line. The $7.0 million equipment line is structured as a loan agreement. Interest rates are fixed at the time of each borrowing under the equipment line with such rates adjusted between borrowings based on the U.S. Federal Reserve’s Three Year and Four Year Treasury Constant Maturity Rates. The loans under this financing line are subject to acceleration upon the happening of certain customary events of default, including failure to timely pay principal and interest. As of June 30, 2005, we had borrowed $0.4 million under this line. Monthly payments for the amounts outstanding under the equipment financing line mature through June 2009.

In March 2005, we borrowed $2.0 million under a loan agreement with MassDevelopment to help us finance certain tenant improvements to our commercial manufacturing facility in Tewksbury, Massachusetts.  Interest accrues under the loan at 5.0% per annum with retroactive adjustments to 9% upon reaching certain defined earning levels. The repayment of principal and accrued interest will coincide with the term of the Tewksbury lease which has a five-year, nine-month term with options to extend the lease for up to two additional five-year terms. No payments are due under the loan for the first twenty-four months. Unpaid interest during this twenty-four month period shall be accrued and principal and interest shall be repaid on a monthly basis thereafter such that the total amount outstanding shall fully amortize over the balance of the term in equal installments. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. The loan is secured by certain of the tenant improvements made at the Tewksbury facility.

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

The Preferred Stock is convertible into shares of our common stock at any time at the option of the holder at a conversion rate of 7.2886 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $6.86 per share.  The initial conversion price is subject to adjustment upon certain customary events, but is not subject to “price based” anti-dilution adjustment. We reserved approximately 6,559,740 shares of common stock for issuance upon conversion.  As of June 30, 2005, no holders had voluntarily converted shares of Preferred Stock. On June 1, 2005, a quarterly dividend payment on shares of Preferred Stock in the amount of $788,000 was paid to the holders of record as of the close of business on May 16, 2005. In August 2005, our board of directors declared a quarterly dividend in the amount of $0.8125 per share of Preferred Stock, which is scheduled to be paid on September 1, 2005, to the holders of record as of the close of business on August 15, 2005.

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

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments “SFAS 133”, we are required to separate and account, for, as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as a component of Other Income (Expense). We determined the fair value of the dividend make-whole payment feature to be $3.0 million at February 24, 2005 (the commitment date). This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. At June 30, 2005, the derivative liability was valued at $1.6 million, resulting in the recognition of $1.4 million as other income for the six months ending June 30, 2005.

We may elect to redeem the Preferred Stock at declining redemption prices on or after March 6, 2009.

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

We believe, based on our operating plans, that our existing resources, including scheduled proceeds from Nycomed, will be adequate to fund our planned operations, including spending necessary to complete enrollment in our AI-700 Phase 3 clinical program, through the first half of 2006, or longer if we elect to reduce our rate of spending. Unless we reduce our rate of spending,  we will require significant additional funds, which we may raise through public or private sales of equity, or from borrowings, or from strategic partners, within the next twelve months. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical trials and the size and timing of creating expanded manufacturing capabilities. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. We do not expect to generate significant revenues for AI-700, other than possible license or milestone payments, unless or until we or current or potential partners complete clinical trials and receive marketing approval from the applicable regulatory authorities. When additional funds are required or, in advance of such requirements, we anticipate that funds will be needed, we may raise such funds from time to time through public or private sales of equity or from borrowings or from strategic partners or we may delay funding of certain development activities which could delay the filing of our AI-700 NDA and the commercialization of AI-700 which would have a materially adverse impact on our growth plans.  Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from products under development.

Universal Shelf Registration Statement

We have on file with the U.S. Securities and Exchange Commission “SEC” a “universal shelf” registration statement on Form S-3 (Registration No. 333-121618) which, when combined with our previously filed universal shelf registration statement on Form S-3, provides for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate of $100.0 million. This shelf registration statement was declared effective by the SEC on April 15, 2005. As of the filing of this report, the shelf registration statement remains effective, the aggregate amount available has not changed and, subject to market conditions and our capital needs, and so long as we are then eligible to use the registration statement under SEC rules we may again seek to use any remaining availability under the shelf registration statement by making an offering of securities covered for sale under the registration statement. In addition, we may amend our shelf registration statement or file a new shelf registration statement to increase our potential access to capital. If we elect to raise additional capital using a shelf registration statement, we may use the net proceeds from the sale of these securities for general corporate purposes, which may include funding clinical trials, research and development, regulatory activities and the build-out of our commercial manufacturing facility in Tewksbury, Massachusetts, acquisitions, including acquisitions of companies, products, intellectual property or other technology, repayment or refinancing of existing indebtedness, investments, capital expenditures, repurchase of our capital stock and for any other purposes that we may specify in any prospectus supplement. The existence of this shelf registration statement is not intended to be indicative of any particular financing plan by us. If and when we pursue additional financing through the issuance of additional equity or debt securities, this shelf registration statement is intended to help facilitate such transactions.

Off-Balance Sheet Financing Arrangements

We currently do not have any special purpose entities or off-balance sheet financing arrangements other than operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period

Contractual Obligations	Total Obligations All Years	2005 Through 2006	2007 Through 2008	2009 Through 2010	After 2010
	(in thousands)
Capital lease obligations (including interest)	$86	$27	$35	$24	$—
Operating lease obligations	20,136	4,061	5,911	6,022	4,142
Notes payable (including interest)	14,148	5,034	7,275	1,839	—
Intellectual property acquisition cost obligations	6,000	3,000	3,000
Purchase orders for capital equipment	2,105	2,105	—	—	—
Purchase orders for leasehold improvements	7,303	7,303	—	—	—
Total contractual cash obligations	$49,778	$21,530	$16,221	$7,885	$4,142

With the exception of costs in the above table relating to purchase orders, and operating lease obligations, the amount above are recorded as liabilities in our consolidated balance sheet as of June 30, 2005.

Our operating lease obligations relate to our facility leases.

A substantial portion of the purchase orders for capital equipment and leasehold improvements in the table above is needed for expanded manufacturing of AI-700.  As of June 30, 2005, we had outstanding purchase orders for capital equipment which total approximately $6.6 million. Against these purchase orders we have paid approximately $4.5 million in deposits. The table above reflects the remaining amounts due on these purchase orders. In 2005, we anticipate expenditures for equipment purchases totaling approximately $1.1 million in excess of the above reflected amounts.  On November 11, 2004, we entered into an engineering and construction management services agreement with a contractor to perform on our behalf, engineering, design and construction management services in connection with the build-out of the commercial manufacturing facility in Tewksbury, Massachusetts. The total estimated value of this cost plus percentage fee type contract, as amended on August 3, 2005, is $23.5 million.  As of June 30, 2005, we had outstanding purchase orders for leasehold improvements related to this contract which total approximately $21.9 million. Against these purchase orders we have paid approximately $14.6 million in deposits. The table above reflects the remaining amounts due on these purchase orders.  We expect that the build-out of this commercial manufacturing facility will be substantially completed in 2005 and that our total payments for substantially completing this build-out, excluding equipment purchases, will be approximately $11.7 million in excess of the amounts that we have already paid through June 30, 2005, or $1.8 million in excess of the current contract value.  We anticipate making amendments to this cost plus percentage fee type contact to increase its value from $23.5 to cover this estimated total cost, which amount may change from time to time based upon experience.

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

Derivative Liability.    The terms of our February 2005 convertible preferred stock offering and March 2005 MassDevelopment loan agreement include a dividend make-whole payment feature. This feature is considered to be an embedded derivative and is recorded at fair value in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments (SFAS 133). The derivative liability is reduced for make-whole payments triggered upon conversion of the preferred stock as well as dividends declared by our board of director’s, if any, on the convertible preferred stock. The changes in the fair value of the derivative financial instrument are included in Other Income (Expense) in each reporting period.

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

Risks Related to Our Company

We have not generated any product revenue to date, have a history of operating losses and our capital resources are limited.

We are focused on product development and we have not generated any revenue from commercial sales of our products to date. We have incurred losses each year of our operations. In 2004 we had a net loss available to holders of common stock of $30.0 million, and in the six months ended June 30, 2005, we had a net loss available to holders of common stock of $24.3 million. At June 30, 2005 we had an accumulated deficit of $198.7 million. We expect our research and development, general and administrative and sales and marketing expenses will increase over the next several years.

We expect to continue to incur losses and capital expenditures for the foreseeable future.  We also anticipate cash out flow from debt repayment and payment of other obligations. We believe, based on our operating plans, that our existing resources, including scheduled proceeds from Nycomed, will be adequate to fund our planned operations, including spending necessary to complete enrollment in our AI-700 Phase 3 clinical program, through the first half of 2006, or longer if we elect to reduce our rate of spending. Unless we reduce our rate of spending, we will require significant additional funds, which we may raise through public or private sales of equity, or from borrowings, or from strategic partners, within the next twelve months.

As a result of our limited capital resources, we may elect to delay the funding of certain development activities, including the filing of our AI-700 for NDA, which would result in a delay in the commercialization of AI-700.  Any such delay in the filing of a NDA or commercialization of AI-700 would have a material adverse impact on our financial position and business and would likely have a material adverse effect on the market price of our common stock.  To address our capital needs, we may elect to raise funds through public or private sales of equity or from borrowings or from strategic partners.  Additional equity financing, if available, may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships, if available, may result in royalties or other terms which reduce our economic potential from products under development. In addition, third parties may attempt to acquire us at valuations our board of directors or stockholders may not find attractive. If our capital resources are not sufficient to fund our planned operations for a twelve month period at the time the audit for our 2005 financial results is complete, our auditor may require a going concern qualification in its audit report be included in our audit report on Form 10-K. Any such qualification would have a material adverse effect on our ability to raise capital and would have a material adverse effect on the market price of our Common Stock.

We need to allocate significant amounts of our available capital resources to make payments on our outstanding indebtedness and equipment lease obligations, our patent transfer agreement with Schering Aktiengesellschaft and as dividends on our 6.5% convertible exchangeable preferred stock, which in turn could reduce our financial flexibility and ability to fund other activities.

As of June 30, 2005, we had approximately $12.0 million in aggregate principal indebtedness outstanding, including $86,000 in capital lease obligations. Pursuant to our patent transfer agreement with Schering, we have agreed to pay Schering an additional $6.0 million, including $3.0 million in May 2006 and $3.0 million in May 2007.  As of June 30, 2005, we had outstanding 900,000 shares of our 6.5% convertible exchangeable preferred stock, which shares accrue cumulative cash dividends at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December.  These payments will:

•                  reduce the availability of our capital to fund our clinical trials for AI-700, the build-out and qualification of our commercial manufacturing space in Tewksbury, Massachusetts and for working capital and other general corporate purposes and may require us, in order to meet these obligations, to delay or reduce expenditures or forego business opportunities; and

•                  potentially impair our ability to obtain additional financing, including intended future borrowings against our equipment financing line with Oxford Finance Corporation.

To address our capital needs, we may elect to raise funds through public or private sales of equity or from borrowings or from strategic partners.  Additional equity financing, if available, may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships, if available, may result in royalties or other terms which reduce our economic potential from products under development.

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

No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. We therefore cannot assure you that the results from our Phase 2 clinical trials for AI-700 will be predictive of results obtained in our Phase 3 clinical trials. Many of the patients in our AI-700 clinical trials have coronary heart disease. As part of our AI-700 clinical trials, patients will be exposed to potential safety risks associated with a stress test, including risks associated with a pharmacological stressor, and AI-700. Given the nature of the AI-700 clinical trials, including administering AI-700 in Phase 3 to larger numbers of at-risk patients and new clinical sites and administering AI-700 to patients with coexisting disease, adverse events are expected to be encountered during the clinical trial. Adverse events are also likely to be encountered in clinical trials for our other products, which clinical trials also include at-risk patients. If significant adverse events are detected and these events are attributable to our products, such events could delay, limit or prevent regulatory agency approval. Further, data obtained from pre-clinical and clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. We cannot assure you that our Phase 3 plan for AI-700 will successfully address the concerns of the FDA or that the results of the Phase 3 program will establish the safety and efficacy of AI-700 sufficiently for us to obtain regulatory approval.

We may also encounter delays or rejections based on our inability to enroll enough patients to complete our clinical trials. We may also encounter delays, resulting from the need to enroll more patients than we currently plan for in our clinical trials, based on our inability to enroll the correct proportion of patients with and without disease that is consistent with our estimated clinical trial enrollment, a higher than expected number of patients enrolled in the trials who are unevaluable because their nuclear stress or angiography studies are not compliant with trial protocol or a change in the sample size required to meet desired study endpoints. In April 2005, we revised the statistical analysis plan for our AI-700 Phase 3 clinical trials based upon feedback from the FDA and this revision had the effect of increasing the number of patients estimated to be needed to complete the Phase 3 clinical trials to approximately 700 patients based on assumptions that we believed were the most appropriate at the time.  We intend to seek continued discussions with the FDA, which could lead to other changes relating to the Phase 3 clinical trials or related statistical analysis plans.  Patient enrollment depends on many factors, including the size and disease prevalence of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and the eligibility criteria for the study and the freedom to operate with respect to intellectual property. During the Phase 3 pivotal trials, we are blinded to the disease prevalence of patients in the trials. However, an independent data monitoring board may look at the patient disease prevalence data and can, at certain intervals, provide us with feedback as to whether it appears that the number of patients needed to achieve statistical significance is appropriate. This may lead to an increase in the number of patients required to complete either or both trials.  Separately, the independent data monitoring board may perform a prospectively planned re-estimation of the patient sample size required for the trials. This re-estimation may result in the need to enroll more patients. Delays in planned patient enrollment, or the need to enroll more patients, may result in increased costs and delays, which could have a harmful effect on our financial position and business. We may encounter delays or rejections based on changes in regulatory agency policies or personnel during the period in which we develop a drug or the period required for review of any application for regulatory agency approval of a particular compound. On May 1, 2004, changes went into effect in the regulation of clinical trials in Europe. Our continuing compliance with these changes could lead to delays to our clinical trials. We also may encounter delays in the event we are unable to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. In addition, we rely on a number of third parties, such as clinical research organizations, to help support the clinical trials by performing independent clinical monitoring, data acquisition and data evaluations. Any failure on the part of these third parties could delay the regulatory approval process.

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

We know of U.S. and foreign patents issued to third parties that relate to aspects of our product candidates. There may also be patent applications filed by these or other parties in the United States and various foreign jurisdictions that relate to some aspects of our product candidates, which, if issued, could subject us to infringement actions. In particular, we are aware of U.S. and foreign patents owned by third parties, including potential competitors that arguably cover aspects of our AI-700 contrast agent. We and several of these parties have recently been actively engaged in opposing the grant of European patents with claims that arguably cover aspects of our AI-700 product. Parties may contest patents in Europe prior to contesting the counterpart patents in the United States because of procedural differences between European and U.S. patent laws as well as economic considerations. There is a significant possibility that one or more of these third parties will use litigation to assert their patents in the United States or Europe.

The owners or licensees of these and other patents may file one or more infringement actions against us. In addition, a competitor may claim misappropriation of a trade secret by an employee hired from that competitor. Any such infringement or misappropriation action could cause us to incur substantial costs defending the lawsuit and could distract our management from our business, even if the allegations of infringement or misappropriation are unwarranted. The defense of multiple claims could have a disproportionately greater impact. Furthermore, a party making this type of claim could secure a judgment that requires us to pay substantial damages, which would increase our operating losses and reduce our resources available for development activities. A judgment could also include an injunction or other court order that could prevent us from making, using, selling, offering for sale or importing our products or prevent our customers from using our products. If a court determined or if we independently concluded that any of our products or manufacturing processes violated third-party proprietary rights, our clinical trials could be delayed and there can be no assurance that we would be able to reengineer the product or processes to avoid those rights, or to obtain a license under those rights on commercially reasonable terms, if at all.

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

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties in the United States or in foreign countries. In addition, we may become subject to interference or opposition proceedings conducted in patent and trademark offices to determine the priority of inventions. The defense of intellectual property rights, including patent rights through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings would be costly and divert our technical and management personnel from their normal responsibilities. Such costs would increase our operating losses and reduce our resources available for development activities. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

•                                          Manufacturers are obliged to manufacture in highly controlled environments and to operate in accordance with FDA and international mandated current good manufacturing practices, or cGMPs. For our clinical trials we have relied on contract manufacturers for such facilities and cGMP compliance. In July 2004, we entered into a lease for a facility in Tewksbury, Massachusetts that we are in the process of converting into a commercial manufacturing facility for AI-700. Creation and qualification of a commercial manufacturing environment requires significant expertise and capital resources, including the development of advanced manufacturing techniques and process controls and is subject to local and state planning approvals. Manufacturers of pharmaceutical products often encounter difficulties in constructing and qualifying new manufacturing facilities and in production, especially in scaling-up initial production. A failure within this new facility to establish and follow cGMPs and to document adherence to such practices may lead to significant delays in the availability of material for our NDA filing or commercial production for AI-700 and may delay or prevent filing or approval of marketing applications for our products or the ability to continue to manufacture the products. Certain of these delays would further require us to continue to operate this facility and incur related costs.

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

If we receive regulatory approval to commence commercial sale of any product, we will face competition with respect to commercial sales, marketing and distribution. These are areas in which we have no experience. To market any of our products directly, we must develop a direct marketing and sales force with technical expertise and supporting distribution capability. Alternatively, we may engage a pharmaceutical or other healthcare company with an existing distribution system and direct sales force to assist us. There can be no assurance that we will successfully establish sales and distribution capabilities either on our own or in collaboration with third parties or gain market acceptance for our products. To the extent we have or will enter co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties and there can be no assurance that our efforts will succeed.

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

Government health administration authorities, private health insurers and other organizations generally provide reimbursement for products like our product candidates, and our commercial success will depend in part on these third-party payors agreeing to reimburse patients for the costs of our products. Even if we succeed in bringing any of our proposed products to market, we cannot assure you that third-party payors, in the United States, Europe and other markets that we may pursue, will consider our products cost-effective or provide reimbursement in whole or in part for their use or agree to the proposed price.

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

Our controlling equity holders may have conflicts of interests with us or you in the future.

Based on information provided to us by such entities: Quaker Capital Management Corporation and its affiliates beneficially own approximately 14% of our outstanding common stock; Bank of America Corporation and its affiliates beneficially own approximately 11% of our outstanding common stock; The Baupost Group LLC beneficially owns approximately 11% of our outstanding common stock; Mr. Peter David Boone beneficially owns approximately 9% of our outstanding common stock; and Polygon Investment Partners LLP and its affiliates beneficially owns approximately 6% of our outstanding common stock. Collectively these investors control approximately 51% of our common stock.  These investors, particularly if they were to act together as a concentrated group, could exert influence over the election of our directors, direct our policies and operations, including future issuances of common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws and entering into of extraordinary transactions, and their interests, as a concentrated group, may not in all cases be aligned with your interests.  This concentration of ownership among a small number of investors may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of August 12, 2005 we have 17,837,146 shares of common stock outstanding and 900,000 shares of convertible preferred stock outstanding that are convertible into approximately 6,559,740 shares of our common stock, plus up to a maximum of approximately 1,837,312 additional shares of our common stock issuable at our option in satisfaction of the maximum dividend make- whole payment on these shares of preferred stock. All of the shares of common stock issuable upon conversion of our preferred stock will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

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

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our cash equivalents are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. Interest rates on our outstanding borrowings are at fixed rates of interest and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our outstanding borrowing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005 (the “Evaluation Date”), the our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on June 16, 2005, the stockholders approved the following:

Elected two Class II directors as follows:

Director	Votes For	Votes Withheld
Derek Lemke-Von Ammon	12,253,711	3,090,711
Garen Bohlin	12,457,894	2,886,528

	Votes For	Votes Against	Abstain
Approval of 2005 Stock Option and Incentive Plan:	8,176,027	4,640,463	460,416

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

List of exhibits:

Exhibit Number	Exhibit Description

*10.1	Form of 2005 Stock Option and Incentive Plan Incentive Stock Option Agreement (4 year vesting schedule)

*10.2	Form of 2005 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (4 year vesting schedule)

*10.3	Form of 2005 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (1 year vesting schedule)

*10.4	Form of 2003 Stock Option and Incentive Plan Incentive Stock Option Agreement (4 year vesting schedule)

*10.5	Form of 2003 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (4 year vesting schedule)

*10.6	Form of 2003 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (1 year vesting schedule)

*10.7 (1)	Acusphere, Inc. 2005 Stock Option and Incentive Plan, as amended

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

(1) Incorporated herein by reference to the Company’s Form 8-K filed on June 20, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August 2005.

ACUSPHERE, INC.

By:	/s/ Sherri C. Oberg
Sherri C. Oberg
President and Chief Executive Officer

By:	/s/ John F. Thero
John F. Thero
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

*10.1	Form of 2005 Stock Option and Incentive Plan Incentive Stock Option Agreement (4 year vesting schedule)

*10.2	Form of 2005 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (4 year vesting schedule)

*10.3	Form of 2005 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (1 year vesting schedule)

*10.4	Form of 2003 Stock Option and Incentive Plan Incentive Stock Option Agreement (4 year vesting schedule)

*10.5	Form of 2003 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (4 year vesting schedule)

*10.6	Form of 2003 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (1 year vesting schedule)

*10.7 (1)	Acusphere, Inc. 2005 Stock Option and Incentive Plan, as amended

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

(1) Incorporated herein by reference to the Company’s Form 8-K filed on June 20, 2005