Form 10-Q
period 2005-09-30
ACUSPHERE INC
filed 2005-11-10
CIK 1115143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act.  Yes ☐ No ☒

As of November 7, 2005 there were 21,780,902 shares of the registrant’s common stock, $.01 par value per share, outstanding.

ACUSPHERE, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2005

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2005	December 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,947,381	$45,179,915
Other current assets	806,124	2,096,681
Total current assets	60,753,505	47,276,596
PROPERTY AND EQUIPMENT, at cost:
Property and equipment (Note 5)	48,148,481	20,876,140
Less accumulated depreciation and amortization	9,845,286	8,006,819
Property and equipment, net	38,303,195	12,869,321
OTHER ASSETS	1,784,369	1,857,306
TOTAL	$100,841,069	$62,003,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations (Note 7)	$5,884,373	$1,071,627
Current portion of deferred revenue (Note 8)	3,428,571	3,428,571
Derivative liability (Note 9)	1,690,275	—
Accounts payable	1,992,944	4,237,934
Accrued expenses	5,788,754	4,396,020
Total current liabilities	18,784,917	13,134,152
LONG-TERM LIABILITIES:
Long-term obligations, net of current portion	12,893,316	2,502,579
Deferred revenue, net of current portion	1,285,715	857,143
Total long-term liabilities	14,179,030	3,359,722
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share Authorized - 5,000,000 shares as of September 30, 2005 and December 31, 2004 Designated 6.5% convertible exchangeable - 1,000,000 shares as of September 30, 2005 and none as of December 31, 2004 Issued and outstanding — 900,000 shares as of September 30, 2005 and none as of December 31, 2004	9,000	—
Common stock, $0.01 par value per share Authorized - 98,500,000 shares as of September 30, 2005 and December 31, 2004 Issued and outstanding 21,408,943 shares as of September 30, 2005 and 17,810,922 as of December 31, 2004	214,089	178,109
Additional paid-in capital	276,574,724	221,672,237
Deferred stock-based compensation	(467,873)	(914,492)
Accumulated deficit	(208,452,823)	(175,426,505)
Total stockholders’ equity	67,877,121	45,509,349
TOTAL	$100,841,069	$62,003,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

COLLABORATION REVENUE	$857,143	$857,143	$2,571,429	$857,143
OPERATING EXPENSES:
Research and development	8,855,734	5,784,879	31,760,682	17,580,297
General and administrative	1,747,217	1,513,384	5,608,340	4,462,429
Total operating expenses	10,602,951	7,298,263	37,369,022	22,042,726

Interest income	458,925	148,673	1,290,266	350,207
Other (expense) income	—	(6)	-	74,262
Interest expense	(404,052)	(26,187)	(886,716)	(101,298)
Change in valuation of derivative	(19,618)	—	1,367,725	—
NET LOSS	$(9,710,553)	$(6,318,640)	$(33,026,318)	$(20,862,412)
Dividends on preferred stock (Note 9)	(731,250)	—	(1,763,040)	—
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(10,441,803)	$(6,318,640)	$(34,789,358)	$(20,862,412)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE —
Basic and diluted	$(0.58)	$(0.39)	$(1.95)	$(1.40)
WEIGHTED-AVERAGE SHARES OUTSTANDING —
Basic and diluted	17,915,403	16,155,990	17,852,280	14,917,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,026,318)	$(20,862,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	463,919	702,211
Depreciation and amortization	1,838,467	942,100
Write-off of intellectual property acquisition cost, net (Note 6)	5,218,132	—
Noncash interest expense	510,040	38,689
Noncash rent expense	383,001	116,401
Noncash amortization of deferred revenue	(2,571,428)	(857,143)
Noncash amortization of fee and warrants to financial advisor	201,780	—
Change in valuation of derivative	(1,367,725)	—
Changes in operating assets and liabilities:
Deferred revenue	3,000,000	5,000,000
Other current assets	1,036,456	(52,834)
Accounts payable	(2,244,990)	797,217
Accrued expenses	770,164	707,640
Net cash used in operating activities	(25,788,496)	(13,468,122)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,272,341)	(6,601,787)
Increase in other assets	72,937	(82,500)
Net cash used in investing activities	(27,199,404)	(6,684,287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(1,730,169)	(720,031)
Proceeds from long-term obligations	11,497,367	731,913
Net proceeds from sale of common stock in private placement	17,565,921	16,519,646
Net proceeds from sale of preferred stock	41,887,416	—
Payment of preferred stock dividends (Note 9)	(1,519,290)	—
Net proceeds from exercise of stock options	15,987	71,603
Proceeds from issuance of common stock from employee stock purchase plan	38,135	24,448
Net cash provided by financing activities	67,755,367	16,627,579
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,767,466	(3,524,830)
CASH AND CASH EQUIVALENTS — Beginning of period	45,179,915	54,562,378
CASH AND CASH EQUIVALENTS — End of period	$59,947,381	$51,037,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2005 may not be indicative of the results that may be expected for the full fiscal year.

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

2.              Revenue Recognition

The Company recognizes revenue from license arrangements in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and FASB Emerging Issue Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The Company recognizes revenue from license payments not tied to achieving a specific performance milestone ratably over the period over which the Company is obligated to perform services. The period over which the Company is obligated to perform services is estimated based on available facts and circumstances. The Company recognizes revenue from performance payments, when such performance is substantially in the Company’s control and when the Company believes that completion of such performance is reasonably probable, ratably over the period over which the Company estimates that it will perform such performance obligations. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone when performance of such milestone is contingent on performance by others or for which achievement can not be reasonably estimated or assured, are recognized as revenue when the milestone is achieved and the related payment is due, provided that there is no substantial future service obligation associated with the milestone. Revenue in connection with license arrangements is recognized over the term of the arrangement and is limited to payments collected or due and reasonably assured of collection. In circumstances where the arrangement includes a refund provision, the Company defers revenue recognition until the refund condition is no longer applicable unless, in the Company’s judgment, the refund circumstances are within its operating control and unlikely to occur.  Payments received in advance of being recognized as revenue are deferred.

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

Stock options granted during 2005 are as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share
For the three months ended:
March 31, 2005	847,500	$5.43 - 6.30	$5.83
June 30, 2005	221,100	$4.28 - 5.35	$4.85
September 30, 2005	174,400	$5.56 - 6.00	$5.84

The stock options granted in the three and nine months ended September 30, 2005 were granted at fair market value on the date of grant.

Had compensation cost for grants issued during the current and prior periods been determined consistent with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” pro forma net loss available to common stockholders and net loss per share available to common stockholders would have been the following:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Available to common stockholders:
Net loss — as reported	$(10,441,803)	$(6,318,640)	$(34,789,358)	$(20,862,412)
Add: Stock-based employee compensation expense included in reported net loss	111,953	193,234	376,746	583,276
Deduct: Stock-based employee compensation expense determined under fair value method	(528,426)	(456,405)	(1,576,059)	(1,328,619)
Net loss — pro forma	$(10,858,276)	$(6,581,811)	$(35,988,671)	$(21,607,755)
Net loss per common share (basic and diluted):
As reported	$(0.58)	$(0.39)	$(1.95)	$(1.40)
Pro forma	$(0.61)	$(0.41)	$(2.02)	$(1.45)

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

4.              Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss available to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, which consist of convertible exchangeable preferred stock, stock options, warrants, and restricted common stock that are not included in the diluted net loss per share calculation, aggregated 10,851,371 and 3,006,755 as of September 30, 2005 and 2004, respectively.

The following table reconciles weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Weighted-average common shares outstanding	17,917,911	16,164,010	17,855,868	14,927,069
Less weighted-average unvested restricted common shares outstanding	(2,508)	(8,020)	(3,588)	(9,604)
Basic and diluted weighted-average common shares outstanding	17,915,403	16,155,990	17,852,280	14,917,465

5.              Property and Equipment

Property and equipment at cost consist of the following:

	As of:
	September 30, 2005	December 31, 2004	Estimated Useful Life
Equipment	$18,771,491	$10,279,147	3 - 5 years
Furniture and fixtures	287,962	188,252	5 years
Leasehold improvements	604,158	171,277	Lease term
Sub-total depreciable assets	19,663,611	10,638,676
Less: accumulated depreciation and amortization	(9,845,286)	(8,006,819)
Total depreciable assets, net	9,818,326	2,631,857
Deposits on equipment purchases	2,376,590	6,774,256	N/A
Construction in progress	26,108,279	3,463,208	N/A
Total property and equipment	$38,303,194	$12,869,321

Deposits on equipment purchases represent progress payments for long-lead time capital equipment purchases, the majority of which are associated with development and expansion of the Company’s manufacturing operations for AI-700.  The Company has entered into an agency procurement agreement with a contractor covering the purchase of equipment in connection with the build-out of the Tewksbury facility.  As of the date of this report, the total estimated value of equipment to be purchased under this agreement is $4.3 million, of which $3.9 million was paid as of September 30, 2005, with the remaining $.4 million to be paid in Q4 2005.

Construction in progress amounts represent costs incurred through September 30, 2005 for the build-out of the Company’s commercial manufacturing facility in Tewksbury, Massachusetts.  The Company has entered into an engineering and construction management services agreement with Parsons Commercial Technology, Inc., as last amended September 29, 2005, authorizing Parsons to perform on behalf of the Company, during the period ending December 31, 2005, engineering, design and construction management services in connection with the build-out of the commercial manufacturing facility in Tewksbury, Massachusetts.  The total value of this cost-plus percentage fee type contract is $25.8 million of which $22.2 million was paid on or before September 30, 2005. The build-out of the facility is substantially complete, with minor items remaining to be addressed by the contractor. The Company expects that its total payments for substantially completing the remaining items, excluding equipment purchases, will be approximately $4.1 million in excess of the amounts that the Company has already paid through September 30, 2005, or approximately $500,000 in excess of the current contract value. We expect to begin amortizing the leasehold improvements associated with the build-out of our Tewksbury facility in Q4 2005.

6.              Intellectual Property

The Company expenses as “intellectual property costs” those amounts paid for in obtaining license rights and patents rights to technology or products for which technological feasibility has not been commercially demonstrated and no alternative future use has been shown to exist.  No amount has been capitalized by the Company relating to the costs of intellectual property developed or acquired by the Company.

On May 11, 2005, the Company entered into a Patent Transfer Agreement with Schering Aktiengesellschaft (“Schering”) pursuant to which the Company acquired rights, title and interest in certain ultrasound-related patents from Schering. In consideration of the transfer and assignment of these patents, the Company agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million is due in May 2006, and $3.0 million is due in May 2007. Because the Company has not demonstrated technological feasibility or an alternative future use for these patents, the present value of this acquisition cost, $6.2 million, was expensed at the time of acquisition, with the remaining payments recorded as liabilities on our consolidated balance sheet.  See also Note 7.  The balance of this acquisition cost, $0.8 million, is recorded as noncash interest expense amortized ratably through May 2007.  During the three and nine months ended September 30, 2005, $131,000 and $218,000 of interest expense was recorded, respectively.

7.              Long-term Obligations

The carrying value of long-term obligations is as follows:

	As of:
	September 30, 2005	December 31, 2004
Capital lease obligations	$67,911	$205,419
Notes payable	13,273,496	3,368,787
Other long-term obligations	5,436,286	—
	18,777,693	3,574,206
Less current maturities	(5,884,373)	(1,071,627)
Long-term obligations, net	$12,893,320	$2,502,579

Long-term obligations, including current maturities, outstanding as of September 30, 2005 consisted of capital equipment leased under various capital lease arrangements, promissory notes under an equipment financing line (described below), borrowings under a facility loan agreement and amounts due under a patent transfer agreement.  Monthly payments under the capital lease obligations mature through June 2010.

In June 2005, the Company entered into a $7.0 million equipment financing line with Oxford Finance Corporation. Borrowings under this equipment line can be made against qualified purchases, subject to review and approval by Oxford Finance Corporation, through April 2006. Such borrowings are to be collateralized by corresponding qualified purchases and repaid over 36 to 48 months, depending on the nature of the equipment financed. No warrants were granted in connection with this equipment line. The $7.0 million equipment line is structured as a loan agreement. Interest rates are fixed at the time of each borrowing under the equipment line with such rates adjusted between borrowings based on the U.S. Federal Reserve’s Three Year and Four Year Treasury Constant Maturity Rates. Interest rates on borrowings made through September 30, 2005 on this line range from 10.3% to 10.4%, respectively. The loans under this financing line are subject to acceleration upon the happening of certain customary events of default, including failure to timely pay principal and interest. As of September 30, 2005, the Company had cumulatively borrowed $2.4 million under this line, of which $2.3 million was outstanding net of repayments. Monthly payments for the amounts outstanding under the equipment financing line mature through August 2009.

In April 2004, the Company entered into an equipment financing line with General Electric Capital Corporation. In 2004 and 2005, the Company borrowed an aggregate of $10.5 million against this line. As of September 30, 2005, net of repayments, the Company had $9.0 million outstanding under this line. Such borrowings are collateralized by corresponding equipment and other capital purchases with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for March 2009. Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.9% to 10.1%. No further additional amount may be borrowed under this line. The loans under this line are subject to acceleration upon the happening of certain customary events of default, including failure to timely pay principal and interest.

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

The retroactive interest rate adjustment feature of the MassDevelopment loan agreement is deemed to be an embedded derivative instrument requiring separate accounting under “FASB 133”, Accounting for Derivative Instruments and Hedging Activities, and was initially valued at $62,000. The derivative asset is amortized as interest expense over a term beginning with the loan agreement effective date and ending with the currently expected payment date of the retroactive interest.  The fair value of the derivative liability will be re-measured at each reporting period, with any change in value charged or credited to interest expense.  There was no change in the estimated fair value of the derivative liability during the three and nine month periods ending September 30, 2005.

On May 11, 2005, Acusphere entered into a patent transfer agreement with Schering.  See Note 6.  In consideration of the agreement, the Company agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million is due in May 2006, and $3.0 million is due in May 2007. Because the Company has not demonstrated technological feasibility or an alternative future use for these patents, the present value of this acquisition cost, $6.2 million, was expensed at the time of acquisition, with the remaining payments recorded as liabilities on our consolidated balance sheet, of which  $2.8 million are classified as current liabilities and $2.6 million are classified as long-term liabilities.

8.              Deferred Revenue

In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed in which the Company granted Nycomed rights to develop and market AI-700 in Europe. As part of this agreement, as of September 30, 2005, Nycomed has paid the Company $4.0 million in license fees and the first five of eight consecutive quarterly installments of $1.0 million each for the Company’s research and development efforts. As of September 30, 2005, the Company has cumulatively recognized $4.3 million in revenue, reflecting an estimated period of forty-two months over which the $12 million in scheduled payments are expected to be earned, and $4.7 million of such payments were reported by the Company as deferred revenue.

During the three and nine months ended September 30, 2005, in connection with this agreement, the Company paid fees of $45,000 and $240,000, respectively, to an advisor retained in connection with the Nycomed collaboration agreement. Additional fees payable to this advisor are dependent upon the timing and magnitude of the amounts paid by Nycomed to the Company.  The maximum cash amount payable to this advisor in connection with the Nycomed collaboration agreement is approximately $1.1 million of which $565,000 has been paid through September 30, 2005.

9.              Stockholders’ Equity

On September 28, 2005, the Company sold 3,566,000 shares of its common stock at $5.25 per share resulting in aggregate gross proceeds to the Company of $18.7 million (net proceeds of approximately $17.5 million after deducting underwriting discounts and commissions and estimated offering expenses). In connection with the offering, the Company agreed for a period of 90 days following the offering of common stock to refrain from directly or indirectly selling or offering to sell any shares of common stock or securities convertible into or exchangeable or exercisable for shares of common stock, or filing a registration statement relating to the offer of its common stock or securities convertible into or exchangeable or exercisable for shares of common stock.

On February 24, 2005, the Company issued 900,000 shares of 6.5% convertible exchangeable preferred stock (the “Preferred Stock”) at $50.00 per share resulting in aggregate gross proceeds to the Company of $45.0 million (net proceeds of approximately $41.9 million after deducting underwriting discounts and commissions and estimated offering expenses).  Each share of Preferred Stock has a liquidation preference of $50.00 per share.  Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December.  Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments.  On September 1, 2005, a quarterly dividend payment on shares of Preferred Stock in the aggregate amount of $731,000 was paid to the holders of record as of the close of business on August 15, 2005. During the nine months ended September 30, 2005, dividends earned on the Preferred Stock totalled $1.8 million, of which $1.5 million was paid as of September 30, 2005.

In November 2005, the Company’s board of directors declared a quarterly dividend in the amount of $0.8125 per share of

Preferred Stock, which is scheduled to be  paid on December 1, 2005, to the holders of record as of the close of business on November 15, 2005.

The Preferred Stock is convertible into the Company’s common stock at any time at the option of the holder at a conversion rate of 7.2886 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $6.86 per share.  The initial conversion price is subject to adjustment in certain customary events, but is not subject to “price based” anti-dilution adjustment. The Company has reserved approximately 6.6 million shares of common stock for issuance upon such conversion.

The Company may elect to automatically convert some or all of the Preferred Stock into shares of common stock if the closing price of the Company’s common stock has exceeded $10.30 per share (150% of the conversion price) for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.  Prior to March 1, 2009, if the Company elects to automatically convert, or if any holder elects to voluntarily convert, the Preferred Stock, the Company will also make an additional payment (“Make-Whole” payment) equal to the aggregate amount of dividends that would have been payable on the Preferred Stock so converted from the original date of issuance through and including March 1, 2009, less any dividends already paid on the Preferred Stock.  This additional payment is payable by the Company, at its option, in cash, in additional shares of its common stock, or in a combination of cash and shares of common stock.  The Company has reserved a maximum of approximately 2.0 million shares of common stock for issuance under this Make-Whole provision.

As of September 30, 2005, no holders had voluntarily converted shares of Preferred Stock. In October 2005, 40,000 shares of Preferred Stock were voluntarily converted into 291,545 shares of the Company’s common stock.  In connection with such conversions, the Company issued an additional 76,214 shares of the Company’s common stock in satisfaction of the required Make-Whole payment.

In accordance with SFAS 133, the Company is required to separate and account for as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as a component of Other Income (Expense). The Company determined the fair value of the dividend make-whole payment feature to be $3.0 million at February 24, 2005 (the commitment date). This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. As of September 30, 2005, the derivative liability was valued at $1.6 million resulting in the incurrence of $20,000 of other expense and the recognition of $1.4 million of other income during the three and nine months ended September 30, 2005, respectfully.

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

Forward-looking statements include, but are not limited to: our plans to develop and market new products and the timing of these development programs, in particular the timing, size and enrollment of clinical trials and timing of regulatory milestones for AI-700; our clinical development of product candidates, clinical trials and our ability to obtain and maintain regulatory approval for our product candidates; our estimates regarding our capital requirements and our needs for additional financing; our estimates of future expenditures for and the timing of our build-out and qualification of our commercial manufacturing facility in Tewksbury, Massachusetts; our estimates of expenses and future revenues and profitability; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract collaborators with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate collaborations, license agreements and other collaborative efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the manufacturing capacity for our product candidates, including our commercial manufacturing facility for AI-700.

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

AI-700 Phase 3 Clinical Trial Update

The Phase 3 clinical plan provides for a two-part program consisting of a pilot phase (the “pilot study”), under which new investigators and blinded readers have been qualified and trained, and two multi-center pivotal trials (the “32” and “33” trials), in which we currently plan to enroll approximately 700 patients with known or suspected coronary heart disease. The Phase 3 pivotal trials include clinical sites located in North America, Europe and Australia with data from the trials intended for submission to U.S., European and potentially other regulatory authorities. As of the date of this report, over 600 patients have been enrolled in the Phase 3 pivotal trials and over 700 patients have been enrolled in the Phase 3 program, including the pivotal trials and the pilot study. We currently anticipate completing cumulative enrollment of at least 700 patients in the pivotal trials in early 2006. Currently we plan to file a NDA for AI-700 in 2006.

The Pilot Study.    Our objectives in the pilot study were to train and qualify a sufficient number of clinical sites, investigators and blinded readers for transition into one of the two pivotal trials. These objectives have been accomplished and enrollment in this trial is completed. Clinical sites trained in the pilot study transitioned into a pivotal trial when, in our judgment, the clinical site demonstrated that it was prepared to meet the requirements of the clinical trial protocol. Because the pilot study was conducted for training purposes, there are no defined clinical efficacy endpoints for this study.

The Pivotal Trials.    More than twenty clinical sites are participating in the two pivotal trials, and both trials are active in enrolling patients. As part of the Phase 3 pivotal study design, the evaluation of AI-700 enhanced stress echo and nuclear stress images from the pivotal trials is performed by blinded readers who receive no information about the patient being evaluated other than the images. Safety continues to be tested and evaluated during our pivotal trials.

The “32” Trial.    All of the patients enrolled in this trial will receive a stress echo study with AI-700 and a nuclear stress test. Patients in this pivotal trial will generally undergo coronary angiography only if they have a positive nuclear stress test result. Patients in this pivotal trial who have a negative nuclear stress test result will be evaluated for ninety days thereafter for cardiac events. The primary endpoints for this pivotal trial are sensitivity and specificity, relative to a truth standard, in comparison to nuclear stress testing, with angiography or coronary artery disease status with nuclear stress if angiographic data are unavailable as the truth standard for both modalities.

The “33” Trial.    All of the patients enrolled in this trial will receive a stress echo study with AI-700 and will undergo coronary angiography. The majority of patients, but not all, will have a nuclear stress test. All patients in this trial will be followed up for up to thirty days following the stress echo study.  The primary endpoints for this pivotal trial are sensitivity and specificity, relative to a truth standard,  in comparison to nuclear stress testing, with angiography as the truth standard for both modalities.

Trial Design and Purpose.  We believe that stress echo with AI-700 has the potential to significantly reduce the time, cost and resources needed in the assessment of myocardial perfusion, compared to nuclear stress testing. Myocardial perfusion is blood flow to the heart muscle, a sensitive marker for coronary heart disease.  There is no ultrasound contrast agent approved by FDA for use in stress echo or myocardial perfusion imaging. Based upon the end points described above, our 32 and 33 trials are designed to demonstrate non-inferiority of stress echo with AI-700 to nuclear stress testing.

In addition to enrolling patients in the Phase 3 trials, blinded reads are being performed on the images generated in these studies and data is collected from these blinded reads. A blinded read is an evaluation of the data from the nuclear stress tests and from the stress echo tests with AI-700 by clinicians who have access only to the data from these tests and do not have direct contact with the studied patients or knowledge of the studied patients’ medical history.  We have completed blinded reads on more than half the currently enrolled patients in each of the 32 and 33 trials.

After completion of the blinded reads and collection of all the data, we plan to conduct additional quality control checks before “locking” the database. Once the database is locked, it will be unblinded and available to us for analysis and prepared for public release.  Because of the ninety day follow-up period required under the 32 trial protocol for patients who have a negative nuclear stress test, we expect that the data from the 33 trial may be available to us prior to the data from the 32 trial.  We plan to release the results of each trial shortly after they become available rather than waiting for the results of both trials.  Based on our current plans, we intend to announce summary results of the outcomes of the trials within approximately three months of each study’s completion.

In April 2005, based in part upon feedback from FDA, we revised the statistical analysis plan on which we base our patient enrollment estimates for the AI-700 Phase 3 clinical trials. Since that time we have continued discussions with the FDA.  Although we continue to believe our estimates are reliable, these discussions could lead to additional changes relating to the Phase 3 clinical trials, including the statistical analysis plans. The above described estimates of clinical endpoints, patient enrollment requirements and timing reflect our current assumptions based upon FDA feedback, our knowledge and experience and the guidance of our advisors.  Although we are targeting these clinical endpoints, enrollment requirements and timing for clinical enrollment, blinded reads, data lock, data release and NDA filing in our Phase 3 trials, we cannot assure you that these timelines will be met, nor can we assure you that we will successfully achieve results that meet or exceed the clinical endpoint of these Phase 3 trials.

AI-700 Manufacturing Facility Update

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing and office space in Tewksbury, Massachusetts.  In September 2004, we began to build-out the manufacturing space portion of this facility to meet the initial commercial manufacturing requirements of AI-700.  We intend to demonstrate that we can produce AI-700 at a commercial manufacturing scale prior to our filing of a NDA for AI-700 and, subject to required regulatory approvals, we intend to manufacture AI-700 in this facility for commercial use. This commercial manufacturing facility must comply with current good manufacturing practices, or cGMPs, required by the FDA, and similar manufacturing requirements required by foreign regulatory agencies.

In October 2005 we received an occupancy permit for this commercial manufacturing facility. The build-out of the facility is substantially complete, with minor items remaining to be addressed by the contractor.  Aside from addressing minor items, our primary efforts at this facility are currently directed at starting-up and qualifying equipment and operations in compliance with cGMP’s. We plan to complete this start-up and qualification phase in 2006.

We have entered into an engineering and construction management services agreement with a contractor covering the provision of engineering, design and construction management services through completion of the build-out of the facility.  The total value of this cost-plus percentage fee type contract is $25.8 million of which $22.2 million was paid on or before September 30, 2005. The build-out of the facility is substantially complete, with minor items remaining to be addressed by the contractor. We expect that our total payments for substantially completing the remaining items, excluding equipment purchases, will be approximately $4.1 million in excess of the amounts that we already paid through September 30, 2005, or approximately $500,000 in excess of the current contract value.

These historical and prospective capital amounts exclude the cost of our manufacturing equipment.  We have entered into an agency procurement agreement with a contractor covering the purchase of equipment in connection with the build-out of the Tewksbury facility.  As of November 9, 2005, the total estimated value of equipment to be purchased under this agreement was $4.3 million, of which $3.9 million was paid for as of September 30, 2005.

Although the build-out of the facility is substantially complete, we cannot assure you that we will not incur costs in excess of the current estimated amounts to complete this build-out or that we will not encounter complications in the start-up and qualification of operations in this facility.

In March 2005 we borrowed $2.0 million under a loan agreement with the Massachusetts Development Finance Agency, the economic development authority of the Commonwealth of Massachusetts, to help fund build-out costs related to the Tewksbury facility.

Financial Operations Overview

Revenue.    We have not generated any revenue from product sales since our inception. In connection with our collaboration agreement with Nycomed, as of September 30, 2005 we have received $9.0 million in license fees and research and development payments and we anticipate receiving an additional $3.0 million in such research and development payments in quarterly installments of $1.0 million through June 2006. Further in the future, we will seek to generate revenue from a combination of product sales, up-front or milestone payments and manufacturing payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our products and intellectual property.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenue.    Collaboration revenue was $0.9 million in the three months ended September 30, 2005 and September 30, 2004. Collaboration revenue is earned under our agreement with Nycomed which was entered into in July 2004. Under this agreement, excluding any payments that we might receive based upon the achievement of specified milestones, we are scheduled to receive $12 million in license fees and research and development payments through June 2006, of which $9.0 million was received through September 30, 2005. We recognize revenue associated with these payments ratably over a period of forty-two months, representing the estimated development period over which such fees are earned.

Research and Development Expense.    Research and development expense increased $3.1 million, or 53.1%, to $8.9 million in the three months ended September 30, 2005 from $5.8 million in the three months ended September 30, 2004.  The increase in research and development expense is primarily due to a $2.2 million increase in direct costs, due to a $0.6 million increase in salary, a $0.6 million increase in consulting and contract services and a $0.6 million increase in materials and supplies. These increases are primarily due to activities relating to AI-700, including increased Phase 3 clinical program costs and increased costs associated with preparing for commercial manufacturing of AI-700.

The following table summarizes the primary components of our research and development expense for the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30, 2005	September 30, 2004
	(in thousands)
Total direct costs	$6,577	$4,363

Indirect costs:
Facility costs	1,103	788
Depreciation	646	282
Stock-based compensation	49	88
All other indirect costs	481	264
Total indirect costs	2,279	1,422

Total research and development expense	$8,856	$5,785

Late Stage Clinical Development Program.  Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our late stage clinical development program relates to our lead product candidate, AI-700, which is a cardiovascular drug for the detection of coronary heart disease. Almost all of our direct research and development expenditures for the three months ended September 30, 2005 and 2004 related to our AI-700 program. As discussed in the preceding paragraph, the increase in direct research and development costs in the three months ended September 30, 2005 compared to the same period in 2004 reflects increased Phase 3 clinical program costs and increased costs associated with preparing for commercial manufacturing of A1-700. The increased costs reflects a higher number of clinical sites enrolling patients in the AI-700 Phase 3 clinical program, a higher rate of patient enrollment in these clinical trials and related increases in costs for clinical data management and independent clinical site monitoring. Patient enrollment and related costs are anticipated to vary from quarter to quarter but are generally anticipated to be higher in 2005 than in 2004.  The increase in research and development costs also includes costs associated with increasing full and part-time personnel.

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing and office space in Tewksbury, Massachusetts.  In September 2004, we began to build-out the manufacturing space of this facility for commercial manufacturing of AI-700. We intend to demonstrate that we can produce AI-700 at a commercial manufacturing scale prior to our filing of a NDA for AI-700 and, subject to required regulatory approvals, we intend to manufacture AI-700 in this facility for commercial use.  The increase in research and development costs in the three months ended September 30, 2005 compared to the same period in 2004 reflects operating costs associated with our Tewksbury, Massachusetts facility, including costs associated with validating the facility, and increased depreciation expense due to capital  purchases primarily relating to our manufacturing operations.  We anticipate incurring increased costs associated with validation of this facility and its equipment and processes the purchase of raw materials and laboratory supplies, the increased use of consultants, and the hiring of additional personnel.

Early Stage Clinical Development Programs.  Our initial clinical applications of our Hydrophobic Drug Delivery System (“HDDS”), AI-850, and our Pulmonary Drug Delivery System (“PDDS”) technology, AI-128, have completed a Phase 1 trial. During 2005, our plan is to spend less than $1 million on HDDS and PDDS product development unless we enter into an agreement with a strategic collaborator to help us fund HDDS or PDDS related product development which significantly changes our plans.

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

General and Administrative Expense.    General and administrative expense increased $0.2 million, or 15.5%, to $1.7 million for the three months ended September 30, 2005 from $1.5 million in the three months ended September 30, 2004.  The increase in general and administrative expense was principally due to additional personnel and consultants.

We anticipate some overall increase in general and administrative expense during the balance of 2005, including increases in costs for investor relations, business development and other activities. Certain of our general and administrative costs, such as cost associated with business development activities, may vary significantly between periods.

Interest Income.    Interest income increased $0.3 million, or 208.7%, to $0.5 million in the three months ended September 30, 2005 from $0.1 million in the three months ended September 30, 2004.  The increase in interest income was primarily due to higher average fund balances available for investment resulting from the $45.0 million Preferred Stock financing in February 2005.

Interest Expense.    Interest expense increased to $0.4 million in the three months ended September 30, 2005 from $26,000 in the three months ended September 30, 2004.   The increase in interest expense was primarily related to cumulative borrowings of approximately $18.7 million through September 30, 2005 under our two equipment financing lines and non-cash interest charges of $131,000 related to the Schering patent agreement.

Change in Valuation of Derivative.    Change in valuation of derivative increased $20,000 for the three months ended September 30, 2005 from zero in the three months ended September 30, 2004. The change in the derivative liability is related to the embedded derivative instrument from the dividend make-whole payment feature of the Preferred Stock offering that closed in February 2005.

Effect of Preferred Stock on Loss Available to Common Stockholders. Dividends on preferred stock increased to $0.7 million in the three months ended September 30, 2005 from zero in the three months ended September 30, 2004.  The increase in dividends on Preferred Stock was related to the quarterly dividend earned during the three months ended September 30, 2005.

Nine Months Ended September 30, 2005 and 2004

Revenue.    Collaboration revenue was $2.6 million in the nine months ended September 30, 2005 compared to $0.9 million for the nine months ended September 30, 2004. Collaboration revenue is earned under our agreement with Nycomed which was entered into in July 2004. Under this agreement, excluding any payments that we might receive based upon the achievement of specified milestones, we are scheduled to receive $12 million in license fees and research and development payments through June 2006, of which $9.0 million was received through September 30, 2005. We recognize revenue associated with these payments ratably over a period of forty-two months, representing the estimated development period over which such fees are earned.

Research and Development Expense.    Research and development expense increased $14.2 million, or 80.7%, to $31.8 million in the nine months ended September 30, 2005 from $17.6 million in the nine months ended September 30, 2004.  The largest portion of the increase in research and development expense resulted from our $7 million patent transfer agreement with Schering.  During the nine months ended September 30, 2005, we expensed $6.2 million, the estimated present value of this acquisition cost at the time of the agreement, with the remaining $0.8 million of this obligation being amortized as non-cash interest expense over the term of the scheduled payments to Schering. The increase in research and development expense is primarily due to a $6.1 million increase in direct costs, due to a $1.3 million increase in salary, a $1.9 million increase in consulting and contract services and a $1.9 million increase in materials and supplies. These increases are primarily due to activities relating to AI-700, including increased Phase 3 clinical program costs and increased costs associated with preparing for commercial manufacturing of AI-700.

The following table summarizes the primary components of our research and development expense for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(in thousands)
Total direct costs	$19,508	$13,439

Indirect costs:
Facility costs	3,071	2,319
Depreciation	1,779	875
Stock-based compensation	164	267
Schering patent transfer costs	6,218	—
All other indirect costs	1,020	680
Total indirect costs	12,252	4,141
Total research and development expense	$31,760	$17,580

Late Stage Clinical Development Program.  Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our late stage clinical development program relates to our lead product candidate, AI-700, which is a cardiovascular drug for the detection of coronary heart disease. Almost all of our direct research and development expenditures for the nine months ended September 30, 2005 and 2004 related to our AI-700 program. As discussed in the preceding paragraph, the increase in direct research and development costs in the nine months ended September 30, 2005 compared to the same period in 2004 reflects increased Phase 3 clinical program costs and increased costs associated with preparing for commercial manufacturing of A1-700. The increased costs reflects a higher number of clinical sites enrolling patients in the AI-700 Phase 3 clinical program, a higher rate of patient enrollment in these clinical trials and related increases in costs for clinical data management and independent clinical site monitoring. Patient enrollment and related costs are anticipated to vary from quarter to quarter but are higher in 2005 than in 2004.  The increase in research and development costs also includes costs associated with increasing full and part-time personnel.

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing and office space in Tewksbury, Massachusetts.  In September 2004, we began to build-out the manufacturing space of this facility for commercial manufacturing of AI-700. We intend to demonstrate that we can produce AI-700 at a commercial manufacturing scale prior to our filing of a NDA for AI-700 and, subject to required regulatory approvals, we intend to manufacture AI-700 in this facility for commercial use.  The increase in research and development costs in the nine months ended September 30, 2005 compared to the same period in 2004 reflects operating costs associated with our Tewksbury, Massachusetts facility, including costs associated with validating this facility and its equipment and processes and increased depreciation expense due to capital  purchases primarily relating to our manufacturing operations. We anticipate incurring increased costs associated with validation of this facility, the purchase of raw materials and laboratory supplies, the increased use of consultants, and the hiring of additional personnel.

Early Stage Clinical Development Programs.  Our initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128, have completed a Phase 1 trial. During 2005, our plan is to spend less than $1 million on HDDS and PDDS product development unless we enter into an agreement with a strategic collaborator to help us fund HDDS or PDDS related product development which significantly changes our plans.

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

General and Administrative Expense.    General and administrative expense increased $1.1 million, or 25.7%, to $5.6 million for the nine months ended September 30, 2005 from $4.4 million in the nine months ended September 30, 2004.  The increase in general and administrative expense was principally due to additional personnel and consultants.

We anticipate some overall increase in general and administrative expense during the balance of 2005, including increases in costs for investor relations, business development and other activities. Certain of our general and administrative costs, such as cost associated with business development activities may vary significantly between periods.

Interest Income.    Interest income increased $0.9 million, or 268.4%, to $1.3 million in the nine months ended September 30, 2005 from $0.4 million in the nine months ended September 30, 2004.  The increase in interest income was primarily due to higher average fund balances available for investment resulting from the $45.0 million Preferred Stock financing in February 2005.

Interest Expense.    Interest expense increased to $0.9 million in the nine months ended September 30, 2005 from $0.1 million in the nine months ended September 30, 2004.   The increase in interest expense was primarily related to cumulative borrowings of approximately $18.7 million through September 30, 2005 under our two equipment financing lines and non-cash interest charges of $218,000 related to the Schering patent agreement.

Change in Valuation of Derivative.    Change in valuation of derivative increased to $1.4 million in the nine months ended September 30, 2005 from zero in the nine months ended September 30, 2004. The increase in change in valuation of derivative was related to the embedded derivative instrument from the dividend make-whole payment feature of the Preferred Stock offering that closed in February 2005. We determined the fair value of the dividend make-whole payment feature to be $3.0 million at February 24, 2005 (the commitment date). As of September 30, 2005, the derivative liability was valued at $1.6 million resulting in the recognition of  $1.4 million as other income for the nine month period ending September 30, 2005.

Effect of Preferred Stock on Loss Available to Common Stockholders. Dividends on Preferred Stock increased to $1.8 million in the nine months ended September 30, 2005 from zero in the nine months ended September 30, 2004. The increase in dividends on Preferred Stock was related to the quarterly dividend earned during the nine month period ended September 30, 2005.  Our net loss available to common stockholders includes $0.2 million of dividends accumulated on preferred stock representing one month of dividend accumulated but not declared as of the end of the period. This amount of dividends accumulated is included in the calculation of per share net loss available to common stockholders.

Liquidity and Capital Resources

Historically, we have financed our business through the issuance of equity securities, debt financings, equipment leases and since the third quarter of 2004, a strategic collaboration with Nycomed. Our liquidity requirements have arisen primarily from research and development expenditures, equipment expenditures and payments on outstanding indebtedness. As of September 30, 2005, we had cash and cash equivalents of $59.9 million. As of September 30, 2005 we owed $18.8 million in notes payable and had commitments totaling $19.5 million for rent under our facility leases, including the lease agreement signed in July 2004 for commercial manufacturing space in Tewksbury, Massachusetts.

During the nine months ended September 30, 2005, operating activities used $25.8 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $33.0 million and a decrease in accounts payable of $2.2 million. These uses of cash were partially offset by an increase in deferred revenue of $3.0 million, a decrease in other current assets of $1.1 million, non-cash charges for depreciation and amortization of $1.8 million, non-cash charges for the write-off of intellectual property acquisition costs of $5.2 million related to the Schering agreement and non-cash change in valuation of derivative of $1.4 million. Our operating spending will be higher in 2005 than in 2004 due to an estimated higher rate of patient enrollment in our Phase 3 clinical program and higher costs in connection with the validation of our manufacturing facility.  We estimate such spending from operating activities will be approximately $8 to $10 million per quarter through completion of enrollment in our AI-700 Phase 3 clinical trials in 2006.

During the nine months ended September 30, 2005, investing activities used $27.2 million in cash. These uses of cash were primarily used for purchases of equipment and costs incurred through September 30, 2005 for the build-out and expansion of our manufacturing operations for AI-700 of $27.3 million.

During the nine months ended September 30, 2005, financing activities provided $67.8 million in cash. Net cash provided by financing activities during this period resulted primarily from net proceeds in connection with the sale of our convertible exchangeable Preferred Stock of $41.9 million, a sale of common stock of $17.6 million, entering into promissory notes under the equipment financing line of $9.5 million, and borrowings of $2.0 million under a loan agreement with MassDevelopment. These proceeds were partially offset by payments on the capital leases and promissory notes of $1.7 million and payment of Preferred Stock dividend of $1.5 million.

On September 28, 2005, the Company sold 3,566,000 shares of its common stock at $5.25 per share resulting in aggregate gross proceeds to the Company of $18.7 million (net proceeds of approximately $17.5 million after deducting underwriting discounts and commissions and estimated offering expenses).

In June 2005, we entered into a $7.0 million equipment financing line with Oxford Finance Corporation. Borrowings under this equipment line can be made against qualified purchases, subject to review and approval by Oxford Finance Corporation, through April 2006. Such borrowings are to be secured by qualified purchases and repaid over 36 to 48 months, depending on the nature of the equipment financed. No warrants were granted in connection with this equipment line. The $7.0 million equipment line is structured as a loan agreement. Interest rates are fixed at the time of each borrowing under the equipment line with such rates adjusted between borrowings based on the U.S. Federal Reserve’s Three Year and Four Year Treasury Constant Maturity Rates. The loans under this financing line are subject to acceleration upon the happening of certain customary events of default, including failure to timely pay principal and interest. As of September 30, 2005, the Company had cumulatively borrowed $2.4 million under this line, of which $2.3 million was outstanding net of repayments. Monthly payments for the amounts outstanding under the equipment financing line mature through August 2009. Monthly payments for the amounts outstanding under the equipment financing line mature through August 2009.

In March 2005, we borrowed $2.0 million under a loan agreement with MassDevelopment to help finance certain tenant improvements to our commercial manufacturing facility in Tewksbury, Massachusetts.  Interest accrues under the loan at 5.0% per annum with retroactive adjustments to 9% upon reaching certain defined earning levels. The repayment of principal and accrued interest will coincide with the term of the Tewksbury lease which has a five-year, nine-month term with options to extend the lease for up to two additional five-year terms. No payments are due under the loan for the first twenty-four months. Unpaid interest during this twenty-four month period shall be accrued and principal and interest shall be repaid on a monthly basis thereafter such that the total amount outstanding shall fully amortize over the balance of the term in equal installments. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. The loan is secured by certain of the tenant improvements made at the Tewksbury facility.

On February 24, 2005, we issued 900,000 shares of 6.5% convertible exchangeable preferred stock, or Preferred Stock, at $50.00 per share resulting in aggregate gross proceeds to us of $45.0 million (net proceeds of approximately $41.9 million after deducting underwriting discounts and commissions and estimated offering expenses).  Each share of Preferred Stock has a liquidation preference of $50.00 per share.  Dividends on the Preferred Stock will be cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December, commencing on June 1, 2005.  Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments.   During the nine months ended September 1, 2005, we paid $1.5 million in dividends on shares of Preferred Stock.

The Preferred Stock is convertible into shares of our common stock at any time at the option of the holder at a conversion rate of 7.2886 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $6.86 per share.  The initial conversion price is subject to adjustment upon certain customary events, but is not subject to “price based” anti-dilution adjustment. We reserved approximately 6.6 million shares of common stock for issuance upon conversion.  As of September 30, 2005, no holders of the preferred stock had converted their shares.

We may elect to automatically convert some or all of the Preferred Stock into shares of our common stock if the closing price of our common stock has exceeded $10.30 per share (150% of the conversion price) for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.  Prior to March 1, 2009, if we elect to automatically convert, or if any holder elects to voluntarily convert, the Preferred Stock, we will also make an additional payment, the Make-Whole payment, equal to the aggregate amount of dividends that would have been payable on the Preferred Stock so converted from the original date of issuance through and including March 1, 2009, less any dividends already paid on the Preferred Stock.  This additional payment is payable by us, at our option, in cash, in additional shares of its common stock, or in a combination of cash and shares of common stock.   We have reserved a maximum of approximately 2.0 million shares of common stock for issuance under this Make-Whole provision.

As of September 30, 2005, no holders had voluntarily converted shares of Preferred Stock. In October 2005, 40,000 shares of Preferred Stock were voluntarily converted into 291,545 shares of the Company’s common stock.  In connection with such conversions, the Company issued an additional 76,214 shares of the Company’s common stock in satisfaction of the required Make-

Whole payment.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments” (“SFAS 133”), we are required to separate and account, for, as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as a component of Other Income (Expense). We determined the fair value of the dividend make-whole payment feature to be $3.0 million at February 24, 2005 (the commitment date). This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. At September 30, 2005, the derivative liability was valued at $1.6 million, resulting in the recognition of $1.4 million as other income for the nine months ending September 30, 2005.

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

We believe, based on our operating plans, that our existing resources, including scheduled proceeds from Nycomed, will be adequate to fund our planned operations, including spending necessary to complete enrollment in our AI-700 Phase 3 clinical program through 2006, or longer if we elect to reduce our rate of spending.  Unless we reduce our current rate of spending, we will require significant additional funds, which we may raise through public or private sales of equity, or from borrowings, or from strategic partners.  Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical trials and the size and timing of creating expanded manufacturing capabilities. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. We do not expect to generate significant revenues for AI-700, other than possible license or milestone payments, unless or until we or current or potential partners complete clinical trials and receive marketing approval from the applicable regulatory authorities. When additional funds are required or, in advance of such requirements, we anticipate that funds will be needed, we may raise such funds from time to time through public or private sales of equity or from borrowings or from strategic partners or we may delay funding of certain development activities which could delay the filing of our AI-700 NDA and the commercialization of AI-700 which would have a materially adverse impact on our growth plans.  Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from products under development.

Universal Shelf Registration Statement

We have on file with the U.S. Securities and Exchange Commission “SEC” a “universal shelf” registration statement on Form S-3 (Registration No. 333-123854) which, when combined with our previously filed universal shelf registration statement on Form S-3, provides for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate of $ $81.3 million. This shelf registration statement was declared effective by the SEC on April 15, 2005. As of the filing of this report, the shelf registration statement remains effective and, subject to market conditions and our capital needs, and so long as we are then eligible to use the registration statement under SEC rules, we may again seek to use any remaining availability under the shelf registration statement by making an offering of securities covered for sale under the registration statement. In addition, we may amend our shelf registration statement or file a new shelf registration statement to increase our potential access to capital. If we elect to raise additional capital using a shelf registration statement, we may use the net proceeds from the sale of these securities for general corporate purposes, which may include funding clinical trials, research and development, regulatory activities and the qualification of our commercial manufacturing facility in Tewksbury, Massachusetts, acquisitions, including acquisitions of companies, products, intellectual property or other technology, repayment or refinancing of existing indebtedness, investments, capital expenditures, repurchase of our capital stock and for any other purposes that we may specify in any prospectus supplement. The existence of this shelf registration statement is not intended to be indicative of any particular financing plan by us. If and when we pursue additional financing through the issuance of additional equity or debt securities, this shelf registration statement is intended to help facilitate such transactions.

Off-Balance Sheet Financing Arrangements

We currently do not have any special purpose entities or off-balance sheet financing arrangements other than operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period

Contractual Obligations	Total Obligations All Years	2005 Through 2006	2007 Through 2008	2009 Through 2010	After 2010
	(in thousands)
Capital lease obligations (including interest)	$81	$22	$35	$24	$—
Operating lease obligations	19,479	3,403	5,911	6,022	4,142
Notes payable (including interest)	15,667	4,987	8,503	2,176	—
Intellectual property acquisition cost obligations	6,000	3,000	3,000
Purchase orders for capital equipment	980	980	—	—	—
Purchase orders for leasehold improvements	2,132	2,132	—	—	—
Total contractual cash obligations	$44,339	$14,524	$17,449	$8,222	$4,142

With the exception of costs in the above table relating to purchase orders, and operating lease obligations, the amount above are recorded as liabilities in our consolidated balance sheet as of September 30, 2005.

Our operating lease obligations relate to our facility leases.

A substantial portion of the purchase orders for capital equipment and leasehold improvements in the table above is needed for expanded manufacturing of AI-700.  As of September 30, 2005, we had outstanding purchase orders for capital equipment which total approximately $7.3 million. Against these purchase orders we have paid approximately $6.3 million in deposits. The table above reflects the remaining amounts due on these purchase orders. In 2005, we anticipate expenditures for equipment purchases and leasehold improvements to total approximately $32.9 million, including $27.3 million of costs paid during the nine months ended September 30, 2005. This $32.9 million includes approximately $0.5 million in excess of the above reflected contractual obligations. This $32.9 million estimate is approximately $0.5 million less than we estimated for 2005 total capital spending in our Quarterly Report for the quarter ended June 30, 2005.

Included in our capital spending estimates for 2005 are amounts spent through September 30, 2005 and amounts estimated as remaining to be incurred to complete our build-out of a commercial manufacturing facility in Tewksbury, Massachusetts. We have entered into an engineering and construction management services agreement with a contractor to perform on our behalf, engineering, design and construction management services in connection with this build-out. The total estimated value of this cost plus percentage fee type contract is $25.8 million. As of September 30, 2005, we have incurred inception-to-date costs of $24.3 million under this contract against which we have paid $22.2 million.  The contractual obligation table above reflects the $2.1 million difference between these amounts. The table above excludes $2.0 million of additional costs which were not incurred as of September 30, 2005 but which we anticipate incurring to complete the build-out of this facility. The inclusion of these estimated costs brings the total estimated build-out cost, excluding equipment purchases, to $26.3 million, or approximately $0.5 million in excess of the current contract amount. The build-out of the facility is substantially complete, with minor items remaining to be addressed by the contractor. We received an occupancy permit for this facility in October 2005.

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

Stock-Based Compensation and Other Equity Instruments.    We have elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, we have not recorded stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices at least equal to the fair value of the underlying common stock on the date of grant. In the notes to our consolidated financial statements we provide pro forma disclosures in accordance with SFAS No. 123 and related pronouncements. We expect to adopt SFAS No. 123R on January 1, 2006 using the Statement’s modified prospective application method. We do not yet have an estimate of the effect on our statements of operations of adopting SFAS No. 123. We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We account for transactions in which we grant warrants in connection with the issuance of debt in accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The two factors which most affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value.

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

We are focused on product development and we have not generated any revenue from commercial sales of our products to date. We have incurred losses each year of our operations. In 2004, we had a net loss available to holders of common stock of $30.0 million, and in the nine months ended September 30, 2005, we had a net loss available to holders of common stock of $34.8 million. At September 30, 2005 we had an accumulated deficit of $208.5 million. We expect our research and development, general and administrative and sales and marketing expenses will increase over the next several years.

We expect to continue to incur losses and capital expenditures for the foreseeable future. We also anticipate cash out flow from debt repayment and payment of other obligations. We believe, based on our operating plans, that our existing resources, including scheduled proceeds from Nycomed, will be adequate to fund our planned operations through 2006, or longer if we elect to reduce our rate of spending.  Unless we reduce our current rate of spending, we will require significant additional funds to develop products, conduct clinical trials, achieve regulatory approvals, build-out and qualify commercial manufacturing space and, subject to regulatory approval, commercially launch AI-700, our other product candidates under development and future product candidates, which we may raise through public or private sales of equity, or from borrowings, or from strategic partners.

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

As of September 30, 2005, we had approximately $13.3 million in aggregate principal indebtedness outstanding, including $68,000 in capital lease obligations. In addition, pursuant to our patent transfer agreement with Schering, we have agreed to pay Schering $3.0 million in May 2006 and $3.0 million in May 2007. As of September 30, 2005, we had outstanding 900,000 shares of our 6.5% convertible exchangeable preferred stock, which shares accrue cumulative cash dividends at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. These payments will:

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

Further, data obtained from pre-clinical and clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. We cannot assure you that our Phase 3 plan for AI-700 will successfully address the concerns of the FDA or that the results of the Phase 3 program will establish the safety and efficacy of AI-700 sufficiently for us to obtain regulatory approval. We may also encounter delays or rejections based on our inability to enroll enough patients to complete our clinical trials. We may also encounter delays, resulting from the need to enroll more patients than we currently plan for in our clinical trials, based on our inability to enroll the correct proportion of patients with and without disease that is consistent with our estimated clinical trial enrollment, a higher than expected number of patients enrolled in the trials who are unevaluable because their nuclear stress or angiography studies are not compliant with trial protocol or a change in the sample size required to meet desired study endpoints. In April 2005, we revised the statistical analysis plan from which we base our patient enrollment estimates for our AI-700 Phase 3 clinical trials based upon feedback from the FDA and this revision had the effect of increasing the number of patients estimated to be needed to complete the Phase 3 clinical trials to approximately 700 patients based on assumptions that we believed were the most appropriate at the time. Continued discussions with the FDA could lead to other changes relating to the Phase 3 clinical trials or related statistical analysis plans. Patient enrollment depends on many factors, including the size and disease prevalence of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and the eligibility criteria for the study and the freedom to operate with respect to intellectual property. During the Phase 3 pivotal trials, we are blinded to the disease prevalence of patients in the trials. However, an independent entity may look at the patient disease prevalence data and can, at certain intervals, provide us with feedback as to whether it appears that the number of patients needed to achieve statistical significance is appropriate. This may lead to an increase in the number of patients required to complete either or both trials. Separately, an independent entity may perform a prospectively planned re-estimation of the patient sample size required for the trials. This re-estimation may result in the need to enroll more patients. Delays in planned patient enrollment, or the need to enroll more patients, may result in increased costs and delays, which could have a harmful effect on our financial position and business.

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

In particular, failure to obtain approval or substantial delays in obtaining approval for our lead product candidate, AI-700, would delay our receipt of product revenues and would have a material adverse affect our business, financial condition and results of operations.

We cannot be certain that we will obtain any regulatory approvals in other countries and the failure to obtain these approvals would have a material adverse affect on our business, financial condition and results of operations. In order to market our products outside of the United States, we and our current, and potential future, collaborative partners must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. The approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with obtaining FDA approval detailed above. Approval by the FDA does not ensure approval by the regulatory authorities of other countries. In addition, many countries outside the United States require a separate review process prior to marketing to determine whether their national health insurance scheme will pay for newly approved products, as well as the price which may be charged for a product.

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

Claims or potential claims by other parties that we infringe or have misappropriated their proprietary technology may result in liability for damages, royalties, or other payments, or stop our development and commercialization efforts altogether.

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

The owners or licensees of these and other patents may file one or more infringement actions against us. In addition, a competitor may claim misappropriation of a trade secret by an employee hired from that competitor. Any such infringement or misappropriation action could cause us to incur substantial costs defending the lawsuit and could distract our management from our business, even if the allegations of infringement or misappropriation are unwarranted. The defense of multiple claims could have a disproportionately greater impact. In addition, either in response to or in anticipation of any such infringement or misappropriation claim, we may enter into commercial agreements with the owners or licensees of these rights. The terms of these commercial agreements may include substantial payments, including substantial royalty payments on revenues received by us in connection with the commercialization of our products. These payments could increase our operating losses and reduce our resources available for development activities. Furthermore, a party making this type of claim could secure a judgment that requires us to pay substantial damages, which would increase our operating losses and reduce our resources available for development activities. A judgment could also include an injunction or other court order that could prevent us from making, using, selling, offering for sale or importing our products or prevent our customers from using our products. If a court determined or if we independently concluded that any of our products or manufacturing processes violated third-party proprietary rights, our clinical trials could be delayed and there can be no assurance that we would be able to reengineer the product or processes to avoid those rights, or to obtain a license under those rights on commercially reasonable terms, if at all.

If we are unable to protect our intellectual property rights, our competitors may develop and market products with similar features that may reduce demand for our products, and we may be prevented from establishing collaborative relationships on favorable terms.

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

We may become involved in lawsuits and administrative proceedings to protect, defend or enforce our patents that would be expensive and time consuming.

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties in the United States or in foreign countries. In addition, we have been and continue to be subject to interference or opposition proceedings conducted in patent and trademark offices challenging the priority of or validity of our patents. The defense of intellectual property rights, including patent rights through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings can be costly and can divert our technical and management personnel from their normal responsibilities. Such costs increase our operating losses and reduce our resources available for development activities. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. For example, during the course of this kind of litigation and despite protective orders entered by the court, confidential information may be inadvertently disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. This disclosure could materially adversely affect our business and financial results.

We have never manufactured any of our product candidates in commercial quantities, and if we fail to develop an effective manufacturing capability for our products, including our lead product candidate AI-700, we may be unable to commercialize these products.

We have no experience in manufacturing our products for commercial use and limited experience in designing equipment for the manufacture of our products. We are working to start-up and qualify operations at a commercial manufacturing facility in Tewksbury, Massachusetts and to demonstrate that we can produce AI-700 at a commercial manufacturing scale prior to our filing of a NDA for AI-700 and, subject to required regulatory approvals, we intend to manufacture AI-700 in this facility for commercial use. We can not assure you that we will be able to successfully manufacture our products in sufficient quantities for commercial sale, or obtain the necessary regulatory approvals for such commercial manufacture, at all or in a timely or economical manner. Our intention to manufacture AI-700 or other products exposes us to the following risks, any of which could delay or prevent the approval of our products by the FDA or corresponding state and foreign agencies, or the commercialization of our products, or result in higher costs or inability to meet demand for AI-700 leading to potential revenue loss, and any of which would have a material adverse impact on our business, financial condition and results of operations.

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

•                    Manufacture of our product candidates, in preparation for filing a NDA and for commercial production, will each initially require and rely on a single commercial manufacturing site, directly or through a contract manufacturer, without the backup of a second site that is qualified for commercial manufacture of the product. Qualification of another manufacturing site can be expensive and time consuming. Prior to using product from a new manufacturing site, we must demonstrate to the FDA and corresponding state and foreign agencies that the specifications for the product are consistent with the specifications for the product as it was manufactured at a prior qualified site or we must clinically or otherwise demonstrate that the safety and efficacy of the product produced in the new manufacturing site is consistent with the product as it was manufactured at the prior site. Demonstrating such consistency may be difficult, expensive or time consuming. In addition, before we would be able to produce product for commercial use at a new facility, it will have to undergo a pre-approval inspection by the FDA and corresponding state and foreign agencies. Once approved, drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. Failure to maintain compliance with cGMP or with safety or environmental regulations could result in penalties, product recalls or restrictions on the use of the manufacturing site.

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

We have removed our AI-700 manufacturing equipment from the facilities of a third-party contract manufacturer. We believe that we have sufficient inventory of AI-700 clinical trial material to complete our Phase 3 program. However, there can be no assurance that such inventory will prove sufficient or that the inventory will not get damaged or otherwise disqualified. Currently, we have no facility within which to manufacture AI-700 until the new commercial manufacturing facility is qualified or until other arrangements are made. If we lack sufficient inventory of AI-700 clinical trial material to complete our Phase 3 program or are unable to manufacture sufficient inventory on a timely basis, our Phase 3 program could be delayed and would consequently delay our ability to commercialize AI-700. These delays could have a material adverse effect on our business, financial condition and results of operations.

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

•                    Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to produce, store and distribute our products successfully. Our manufacturing levels, while important to us, can represent relatively small fractions of the overall business of most qualified contract manufacturers. As a result, the contract manufacturers may not provide us with the attention that we need or may be unwilling to adapt to necessary changes in our manufacturing requirements.

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

•                    AI-700, our ultrasound contrast agent and lead product candidate, if approved for marketing and sale, will compete with nuclear stress tests, the current standard of care in myocardial perfusion imaging. Nuclear contrast agents that are approved for use in myocardial perfusion imaging include products marketed by GE Healthcare, Bristol-Myers Squibb and Tyco International. In 2004, the cost of a nuclear stress test was approximately $770 per procedure. In addition, GE Healthcare, Bristol-Myers Squibb and Imcor have developed ultrasound contrast agents that have been approved by the FDA for use in Left Ventricular Opacification and Endocardial Border Delineation in patients with suboptimal images, and in the future they may seek to broaden their products to include stress echo and myocardial perfusion assessment. Moreover, we are aware that other companies, such as Bracco, are developing ultrasound contrast agents for wall imaging and for radiology applications, and that Point Biomedical is developing an ultrasound contrast agent specifically for myocardial perfusion imaging. In 2004, Point announced that it had recently completed two pivotal Phase 3 trials for this contrast agent and planned to file an NDA with the FDA. Finally, some cardiologists may find it satisfactory to use stress echo without contrast for the detection of coronary heart disease.

•                    AI-850, our reformulation of paclitaxel, if approved for marketing and sale, will also face intense competition from companies such as American Pharmaceutical Partners, NeoPharm and Sonus Pharmaceuticals (in partnership with Schering AG), which are applying significant resources and expertise to developing reformulations of paclitaxel for intravenous delivery.  American Pharmaceutical Partners has received FDA approval and is selling their product. Other companies, such as Cell Therapeutics, are developing new chemical entities that involve paclitaxel conjugated, or chemically bound, to another chemical.

•                    AI-128, our sustained release formulation of an asthma drug, if approved for marketing and sale, will also face intense competition. Companies such as Alkermes possess technology that may be suitable for sustained release pulmonary drug delivery and may have competitive programs that have not been publicly announced or may decide to begin such programs in the future. In addition, large pharmaceutical companies that market FDA-

approved asthma drugs may be developing sustained release versions of their asthma drugs that would compete with our product candidates.

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

Risks Related to Our Industry

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

The market price of our common stock may also fluctuate in response to the exercise by us of rights under the terms of our 6.5% convertible exchangeable preferred stock. For example, we may elect to automatically convert the preferred stock if our common stock price has exceeded 150% of the conversion price of the preferred stock for at least 20 trading days during a 30-day trading period ending within five trading days prior to the notice of automatic conversion. There is a risk of fluctuation in the price of our common stock between the time when we may first elect to automatically convert the preferred stock and the automatic conversion date. These fluctuations may adversely affect the value of our common stock.

Our controlling equity holders may have conflicts of interests with us or you in the future.

As of September 30, 2005, and based on information provided to us by such entities: Quaker Capital Management Corporation and its affiliates will beneficially own approximately 12% of our outstanding common stock; Bank of America Corporation and its affiliates will beneficially own approximately 9% of our outstanding common stock; The Baupost Group LLC will beneficially own approximately 9% of our outstanding common stock; Mr. Peter David Boone will beneficially own approximately 8% of our outstanding common stock; and Polygon Investment Partners LLP and its affiliates will beneficially own approximately 5% of our outstanding common stock. Collectively these investors will control approximately 44% of our common stock. These investors, particularly if they were to act together as a concentrated group, could exert influence over the election of our directors, direct our policies and operations, including future issuances of common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws and entering into of extraordinary transactions, and their interests, as a concentrated group, may not in all cases be aligned with your interests. This concentration of ownership among a small number of investors may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

Our common stock is junior to our preferred stock with respect to the right to receive payments in the event of a dissolution, liquidation or winding up of Acusphere.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of November 9, 2005, 860,000 of these shares of preferred stock are outstanding. The preferred stock is senior to the common stock as to liquidation. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of the date of this report we have approximately 21,413,143 shares of common stock outstanding and 860,000 shares of convertible preferred stock outstanding that are convertible into approximately 6.3 million shares of our common stock, plus up to a maximum of approximately 1.9 million additional shares of our common stock issuable at our option in satisfaction of the maximum dividend make- whole payment on these shares of preferred stock. All of the shares of common stock issuable upon conversion of our preferred stock will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

The terms of our outstanding shares of preferred stock may restrict our ability to raise additional capital or hamper or prevent an acquisition of us.

In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of the date of this report, 860,000 of these shares of preferred stock are outstanding. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders. Without the vote or consent of the holders of at least a majority of the shares of preferred stock, we can not authorize or sell any equity security that ranks senior to the preferred stock as to dividends or distributions of assets upon liquidation, dissolution or winding up of Acusphere. As a result of this liquidation preference, it may be difficult for us to raise additional capital through the sale of common stock or junior preferred stock on acceptable terms, or at all.

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

In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of November 9, 2005, 860,000 of these shares of preferred stock are outstanding. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December, commencing June 1, 2005. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments. If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our board of directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the preferred stock, voting separately as a class with holders of preferred stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected. These directors will be appointed to classes on the board as determined by our board of directors. These voting rights will terminate when we have declared and either paid or set aside for payment all accrued and unpaid dividends. The terms of office of all directors so elected will terminate immediately upon the termination of these voting rights.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our cash equivalents are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. Interest rates on our outstanding borrowings are at fixed rates of interest and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our outstanding borrowing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY INSTRUMENTS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

List of exhibits:

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification
31.2	Rule 13a-14(a) / 15d-14(a) Certification
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November 2005.

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