Form 10-K
period 2005-12-31
ACUSPHERE INC
filed 2006-03-20
CIK 1115143

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, $.01 Par Value
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The NASDAQ National Market as of such date) held by non-affiliates of the registrant as of such date was approximately $65.1 million. As of March 16, 2006 there were 22,901,720 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the Company’s definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

INTRODUCTORY NOTE

This report, including the documents incorporated by reference in this report, includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In this Annual Report on Form 10-K, words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements. Forward-looking statements in these documents include, but are not limited to, those relating to:

•       the timing of our clinical trials and regulatory milestones for AI-700, including the timing of enrollment, the public announcement of clinical data, the qualification of our manufacturing facility and the filing of our NDA with the FDA;

•       our estimates regarding our capital requirements and our needs for additional financing;

•       our plans to develop and market new product candidates and the timing of these development programs;

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

•       the success of other competing therapies that may become available; and

•       the manufacturing capacity for our product candidates, including our plans to start-up and qualify a commercial manufacturing facility for AI-700.

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

•       AI-850, First Clinical-Stage Product Candidate from our Hydrophobic Drug Delivery System, HDDS.   Hydrophobic drugs, which are drugs that do not dissolve well in water, are often difficult to formulate, especially for intravenous delivery. We have demonstrated that our Hydrophobic Drug Delivery System, or HDDS, improves the dissolution rate of a variety of hydrophobic drugs. We have completed a Phase 1 clinical trial for AI-850, which utilizes our HDDS technology and is designed to improve the dissolution rate of a leading cancer drug.

•       AI-128, First Clinical-Stage Product Candidate from our Pulmonary Drug Delivery System, PDDS.   Most asthma drugs delivered via inhalation are immediate release formulations that must be inhaled multiple times per day, reducing patient compliance. We have completed a Phase 1 study for AI-128, a sustained release formulation of an FDA-approved asthma drug.

Our Porous Microparticle Technology

Microparticles are useful in the delivery of a wide range of drugs. The suitability of microparticles for use in drug delivery depends on a variety of characteristics, including size and porosity. Our technology enables us to control the size and porosity of microparticles and nanoparticles in a versatile manner so that we can customize the particles to address the delivery needs of a variety of drugs. We are focused on creating porous particles that are smaller than red blood cells. Microparticles, or drugs embedded in these particles, when less than one micron in size are nanoparticles. These microparticles and nanoparticles can be used to deliver gases or to deliver drugs to patients through various routes of delivery. Small microparticles are important for delivering drugs intravenously so that they can pass safely through the body’s smallest blood vessels, for increasing the surface area of a drug so that it will dissolve more rapidly, and for delivering drugs via inhalation. Porosity is important for a variety of applications, including entrapping gases in microparticles, controlling the release rate of the drug from a microparticle, and targeting inhaled drugs to specific regions of the lung. We have developed proprietary spray drying equipment and pore forming processes that enable us to produce these porous microparticles in a versatile manner.

Using our proprietary technology:

•       We have produced small, porous microparticles containing gas, which are analogous in structure to honeycombs. Using these microparticles, we are developing AI-700, an ultrasound contrast agent for detection of coronary heart disease through the assessment of myocardial perfusion.

•       We have produced small microparticles with tiny pores throughout, which are analogous in structure to sponges. Using these microparticles, we are developing our HDDS technology, which may enable improved dissolution of hydrophobic drugs in water.

•       We have produced small microparticles with large pores throughout, which are analogous in structure to whiffle balls. Using these microparticles, we are developing our PDDS technology, which may enable improved delivery of drugs via the pulmonary route.

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

Advance Development of Our Lead Product Candidate, AI-700.   We are currently enrolling patients in a Phase 3 clinical trial program for our lead product candidate, AI-700, a cardiovascular drug for the detection of coronary heart disease.  Data from this program is intended to be used to seek approval for AI-700 in the United States, Europe and other markets.

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

Focus on Large Markets Where Our Product Candidates Can Address Significant Unmet Clinical Needs.   We are focused on developing proprietary drugs for large markets within cardiology, oncology and asthma where we believe our porous microparticle technology can provide compelling clinical advantages over current approaches. For example, we believe our lead product candidate, AI-700, will provide a low cost and convenient alternative for the detection of coronary heart disease with respect to this initially targeted indication. We believe the potential market opportunity for AI-700 is over $2.0 billion in the United States and even larger worldwide.

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

Coronary Heart Disease Market.   According to the American Heart Association, or AHA, over 13.0 million people in the United States suffer from coronary heart disease, the leading cause of death in the United States. Coronary heart disease is characterized by the accumulation of plaque, which narrows coronary arteries and reduces blood flow in the heart muscle. The AHA projects that in 2006, approximately $75.2 billion will be spent on direct medical expenses for coronary heart disease in the United States. Early detection of coronary heart disease can reduce treatment costs, increase patient survival and improve quality of life.

The definitive method for the detection of coronary heart disease is coronary angiography, an expensive and invasive procedure impractical for use as a routine screening tool. Two of the most common methods for coronary heart disease screening are nuclear stress imaging and stress echocardiography, which is ultrasound of the heart. We estimate that 11.9 million of these screening procedures were performed collectively in the United States in 2005. We believe that a contrast agent that enables the assessment of blood flow in the heart muscle, or myocardial perfusion, with ultrasound could replace many of these screening procedures. We believe that an ultrasound contrast agent capable of myocardial perfusion assessment could be priced at $200 or higher per procedure, including both rest and stress evaluations. Assuming all of these procedures were performed using ultrasound with an effective contrast agent at this price, we estimate the potential U.S. ultrasound contrast market for the cardiac indication of A1-700 to be over $2.0 billion.

Current Practice for Coronary Heart Disease Screening.   Nuclear stress tests assess myocardial perfusion, or blood flow in the heart muscle. Nuclear stress tests involve the intravenous injection of a radioactive compound, followed by scans of the heart using a special camera while the patient is at rest and under stressed conditions. These tests typically take about five hours to complete, the results are not available immediately as post-processing is required, do not provide real-time results, cost approximately $770 per procedure, and, due to significant capital equipment costs and complex regulatory requirements associated with the use of radioactive materials and are not available in many hospital or physician office settings. We estimate that 8.9 million nuclear stress tests were conducted in the United States in 2005.

Stress echocardiography, or stress echo, assesses the motion of the heart wall. Advanced coronary heart disease typically results in abnormal blood flow in the heart muscle, which in turn causes abnormal wall motion that can be detected by the ultrasound machine used in stress echo. Although myocardial perfusion information from nuclear stress tests provides the most direct information about blood flow in the heart muscle, stress echo provides dynamic, real-time information about regional heart function. This additional information, along with the greater availability of ultrasound over nuclear equipment, results in the use of stress echo as a screening method in many hospital and physician office settings. Stress echo involves the use of high-frequency sound waves that are bounced off of the heart wall while the patient is at rest and under stressed conditions. We estimate that 3.0 million stress echo procedures were conducted in the United States in 2005. However, stress echo is often inadequate for a definitive assessment of coronary heart disease. For instance, the motion of the heart wall can be difficult to see under stress conditions, particularly in obese patients. In addition, the detection of defects in myocardial perfusion using stress echo is not possible without use of a contrast agent.

There is no ultrasound contrast agent approved by the FDA for use in stress echo or myocardial perfusion imaging. Ultrasound contrast agents have been approved by the FDA for left ventricular opacification (“LVO”) and endocardial border delineation (“EBD”) in patients with suboptimal images. LVO is image enhancement of blood volume in the left ventricular chamber of the heart. EBD is image enhancement of the borders of the ventricular chambers.

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

We believe we have overcome many of the limitations of other ultrasound contrast agents by developing an intravenous gas delivery system made from a synthetic polymer. All of the ultrasound contrast agents currently approved by the FDA for LVO and EBD in patients with suboptimal images deliver gas intravenously in fragile systems made from natural materials. When exposed to the power of the ultrasound beam during the imaging procedure, these natural materials are so fragile they often rupture and release the gas into the blood, where it dissolves, thereafter rendering these contrast agents ineffective. Moreover, some ultrasound contrast agents encapsulate nitrogen, which dissolves quickly in water. Such contrast agents have a very short duration of enhancement because the nitrogen is quickly pushed out of the microbubble and displaced with water. Ultrasound contrast agents made from natural materials or containing nitrogen have only been approved by the FDA for LVO and EBD in patients with suboptimal images and we believe they are difficult to use in myocardial perfusion imaging, which is more technically demanding. Unlike the natural materials used in FDA-approved ultrasound contrast agents, the synthetic polymers used in AI-700 do not break during the imaging procedure. In addition, perfluorocarbon gases are less soluble in water and therefore have the propensity to stay inside the microparticle. As a result, we can deliver a higher concentration of gas to the myocardium over a longer period of time, thereby enabling AI-700 to target the broader application of myocardial perfusion assessment. AI-700 is a dry powder consisting of small, porous microparticles filled with a perfluorocarbon gas. These microparticles are made of a synthetic biodegradable polymer, called poly (D, L-lactide co-glycolide), or PLGA, that has been used in other drug delivery systems approved by the FDA. The composition and structure of the microparticles, which also contain a phospholipid, and the properties of the perfluorocarbon gas slow the rate at which the gas dissolves and prevent the microparticles from being quickly broken down inside the body. These microparticles are suspended in sterile water and injected into the body by intravenous injection. AI-700 was designed to be easy to use with commercially available ultrasound equipment and established imaging techniques.

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

•       More Information.   Stress echo with AI-700 has the potential to provide information on both myocardial perfusion and wall motion, whereas nuclear stress tests typically provide good information on myocardial perfusion, but little information on wall motion. Stress echo has the potential to provide this information immediately whereas images from nuclear stress tests require post-processing and analysis.

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

•       Potential for Increased Sensitivity with Perfusion.   Cardiologists seek to identify coronary heart disease early in the disease progression in order to minimize the risk of heart attack. In early coronary heart disease, the coronary artery is only partially blocked, so there may be little or no wall motion abnormality, but there could be a perfusion abnormality. The potential for increased sensitivity has contributed to the popularity of nuclear stress tests. We estimate that in 2005, 8.9 million nuclear stress tests were performed versus 3.0 million stress echo tests. We believe that an ultrasound contrast agent capable of myocardial perfusion imaging would enable stress echo to compete more effectively with nuclear stress testing.

Clinical Results.   Prior to commencing our Phase 3 clinical program, we enrolled over 200 human subjects in our Phase 1 and Phase 2 clinical trials for AI-700. Our Phase 1 clinical trials evaluated the safety and feasibility of myocardial perfusion imaging with AI-700. Our Phase 2 clinical trials evaluated the preliminary safety and efficacy of AI-700 enhanced ultrasound imaging. In our Phase 2 clinical trials, efficacy was measured by comparing the results obtained from myocardial perfusion assessment using AI-700 enhanced ultrasound with those obtained using nuclear stress tests. Our Phase 1 and Phase 2 clinical trials were conducted in the U.S. under an Investigational New Drug Application, or IND. The results of our Phase 2 trials are summarized below. We have filed these results and our protocols for our Phase 3 trials with the FDA. We initiated the pilot phase of our Phase 3 clinical program in December 2003. We completed the pilot phase of our Phase 3 clinical program in 2005. We are intentionally blinded to efficacy data from our ongoing Phase 3 pivotal trials.

The “20” Trial.   Our objectives in our first Phase 2 clinical trial, the “20” trial, were to evaluate the safety of AI-700 in subjects with known coronary heart disease as well as in healthy subjects and to determine the optimal imaging procedures for myocardial perfusion assessment using AI-700 enhanced echocardiography. The study included 53 subjects, was conducted by echocardiologists and utilized a variety of commercially available equipment platforms. Subjects enrolled in the “20” trial received a single injection of AI-700 at a variety of doses and were imaged under resting conditions only. The primary efficacy endpoint was agreement between echocardiography with AI-700 and nuclear stress tests. Agreement was defined as the percentage of subjects who received the same diagnosis using AI-700 enhanced echocardiography as with nuclear stress. At the optimal imaging conditions identified during the trial, we met the primary endpoint of this trial.

The “21” Trial.   Our objectives in our second Phase 2 clinical trial, the “21” trial, were to evaluate the safety and diagnostic efficacy of AI-700 in patients with suspected or confirmed coronary heart disease as well as in healthy subjects. The study included 122 subjects, was conducted by echocardiologists and utilized a variety of commercially available ultrasound equipment platforms and imaging techniques. A variety of doses of AI-700 were evaluated in the trial. Patients enrolled in the “21” trial received two injections of AI-700, one under resting conditions and the other under stressed conditions. All patients received a nuclear stress test and either a stress echo with AI-700 or a stress echo without contrast. The primary efficacy analysis was based on the ability of independent echocardiologists, blinded to all other information, to detect myocardial defects when comparing stress echo images to nuclear stress. In the “21” trial we met the primary efficacy endpoints, which  were sensitivity, or the ability to detect the presence of disease, and specificity, or the ability to determine the absence of disease.

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

The Phase 3 Program: Detection of Coronary Heart Disease in Patients Being Evaluated for Ischemic Heart Disease.   Our Phase 3 program for AI-700 commenced in 2003 under a U.S. Investigational New Drug application and in compliance with applicable European regulatory requirements. The Phase 3 clinical plan provides for a two-part program consisting of a pilot phase (the “pilot study”), under which new investigators and blinded readers have been qualified and trained, and two independent multi-center pivotal trials (the “32” and “33” trials). Clinical investigators were qualified in the pilot phase on a rolling basis. The pilot phase was completed in 2005, after which more than 20 clinical investigators were qualified to enroll patients in the pivotal studies. Clinical investigators in the Phase 3 pivotal studies are located at clinical sites in North America, Europe and Australia.  Data from the Phase 3 pivotal studies are intended for submission to U.S., European, and potentially other regulatory authorities.

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

The Pivotal Trials.   As part of the Phase 3 pivotal study design, the evaluation of AI-700 enhanced stress echo and nuclear stress images from the pivotal trials is performed by blinded readers who receive no information about the patient being evaluated other than the images. We have completed blinded reads on more than half the currently enrolled patients in each of the 32 and 33 trials. During the pivotal trials, we intentionally have no access to efficacy data. We do not expect to publicly disclose results from either pivotal trial until after the trial is closed, quality control checks are completed, the database is locked, the data are revealed to us and we have had an opportunity to review and understand the data, including data regarding clinical outcomes and safety results. As of the date of this annual report, over 700 patients with known or suspected coronary heart disease have been enrolled in the Phase 3 pivotal trials, including over 300 patients in each of the two concurrently run pivotal studies. We use statistical models to predict the number of patients we need in each trial to be able to reach statistical significance. The estimates and assumptions that we are using in our statistical models are primarily derived from our prior clinical studies. Based upon these estimates and assumptions and our statistical analysis plan, we believe that the number of patients that we have enrolled in each of the pivotal studies may be sufficient to achieve statistical significance in these trials.

The “32” Trial.   All of the patients enrolled in this trial receive a stress echo study with AI-700 and a nuclear stress test. Patients in this pivotal trial generally undergo coronary angiography only if they have a positive nuclear stress test result. Patients in this pivotal trial who have a negative nuclear stress test result will be evaluated for ninety days thereafter for cardiac events. The primary endpoints of the 32 trial are sensitivity and specificity relative to a truth standard, in comparison to the performance of nuclear stress testing relative to the same truth standard.  The truth standard for both modalities is determined with angiography, whenever available, or coronary heart disease status with nuclear stress if angiographic data are unavailable.  In December 2005, we ceased enrollment of patients in the 32 trial. In March 2006, we announced to the clinical sites that we have completed enrollment in this trial. We have now completed the 90-day follow up period on patients enrolled in this trial. We anticipate making a public announcement regarding the 32 trial results before the end of the second quarter of 2006.

The “33” Trial.   All of the patients enrolled in this trial receive a stress echo study with AI-700 and undergo coronary angiography. The majority of patients, but not all, will have a nuclear stress test. All patients in this trial will be evaluated for up to thirty days following the stress echo study.  The primary endpoints of the 33 trial are sensitivity and specificity, relative to a truth standard, in comparison to nuclear stress testing, with angiography as the truth standard for both modalities.  As of the date of this annual report, and in accordance with the flexibility permitted by our study plan, we are continuing to enroll patients in the 33 trial and anticipate continuing to enroll patients until the end of Q2 2006. We believe that we can continue to enroll patients in the 33 trial through Q2 2006 without delaying our NDA filing date as we project that qualification of our commercial manufacturing facility is the rate-limiting factor to our NDA filing.  Our clinical plan, unless otherwise amended, permits us to enroll approximately 450 patients in this study.  Once enrollment is closed in this trial and all angiography procedures and the 30-day patient follow-up period are completed, we will conduct quality control checks to ensure that all of the required information has been fully gathered and filed and then lock the database. At that time, the data may be unblinded and available to Acusphere for analysis. We anticipate that this quality control period should be completed within three months of completing the angiography procedures and the post-enrollment follow-up period and that we will have unblinded data from this trial during the fourth quarter of 2006. We anticipate making a public announcement regarding the trial results during the fourth quarter of 2006.

Trial Design and Purpose.   We believe that stress echo with AI-700 has the potential to significantly reduce the time, cost and resources needed in the assessment of myocardial perfusion, compared to nuclear stress testing. Myocardial perfusion is blood flow to the heart muscle, a sensitive marker for coronary heart disease.  There is no ultrasound contrast agent approved by FDA for use in stress echo or myocardial perfusion imaging. Based upon the end points described above, our 32 and 33 trials are designed to demonstrate non-inferiority of stress echo with AI-700 relative to nuclear stress testing. In April 2005, based in part upon feedback from FDA, we revised the statistical analysis plan on which we base our patient enrollment estimates for the AI-700 Phase 3 clinical trials. Since that time we have continued discussions with the FDA regarding trial design and our statistical analysis plan.  As a result of our ongoing discussions with FDA, we may make further revisions. These discussions could lead to delays in the public announcement of the results from our Phase 3 clinical trials, change our sample size estimates and affect whether AI-700 is approved for the indication that we are seeking, the timing of such approval or whether AI-700 is approved at all.

The estimates of, patient enrollment requirements and timing of clinical enrollment, blinded reads, data lock, data release and NDA filing in our Phase 3 trials described above reflect our current assumptions, based on our knowledge and experience and the guidance of our advisors.  We cannot assure you that these timelines will be met, nor can we assure you that our estimates and assumptions will not change based upon ongoing regulatory feedback or that, when the trials are completed, we will successfully achieve results that meet or exceed the clinical endpoints of these Phase 3 trials.

Safety Data.   During our AI-700 clinical studies we have intentionally sought to identify and evaluate all adverse experiences. Any change in how the patient feels after injection of AI-700 is considered an adverse event. Adverse events are recorded in these studies whether or not attributable to AI-700.  The adverse experiences observed in our trials have been typically mild in intensity and of short duration.  The vast majority of people exposed to AI-700 are cardiac patients who are undergoing a stress study and have a pre-study history of chest pain.  Stress echo procedures require stressing the heart through exercise or pharmacologically induced stress.  For purposes of control and consistency of data between studies, pharmacologically induced stress was used with all patients enrolled in the pilot study.

Many of the adverse events observed in our clinical studies have been consistent with the type of adverse events associated with the pharmacological stressor. While certain of these adverse events appear to be attributable to causes other than AI-700 and some to AI-700, the attribution of many of these events is not definitive. The most prevalent of these observations have been headache, facial flushing and nausea. We have enrolled 393 subjects in the Phase 1, Phase 2 and pilot studies. In these studies, one of the observed adverse events was characterized as a serious adverse event (“SAE”), which definition includes any adverse event that results in a patient remaining in the hospital overnight for observation. There was no residual effect from this event.

The safety of our clinical studies is monitored by an independent third party advisor and all adverse events are reported to investigators, institutional review boards and regulatory agencies on a periodic basis.  We intend to continue to study the safety profile of AI-700. While we do not comment on data from ongoing clinical trials, based upon observations to date, we believe that AI-700 is generally well tolerated.  However, there can be no assurance that we will not experience other adverse events in our clinical trials or that regulatory authorities will conclude that AI-700 is safe for approval and broader use.

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

Market for Hydrophobic Drug Delivery.   We believe that FDA-approved hydrophobic pharmaceuticals generated $176 billion in revenues in 2004 and that other potential drugs have not achieved FDA approval due to issues associated with effectively dissolving these drug candidates.

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

AI-850, Human Proof of HDDS Concept.   AI-850, our initial product candidate utilizing our HDDS technology, is a readily dissolving formulation of the hydrophobic drug, paclitaxel, the active ingredient in the cancer drug, Taxol®. To dissolve paclitaxel, Taxol® contains Cremophor®, which is believed to cause severe hypersensitivity reactions, including an extreme allergic reaction called anaphylaxis. Therefore, Taxol® is typically administered using pre-medications and by long infusions to patients with cancer. By putting paclitaxel into our sponge-like microparticles, we have created a paclitaxel formulation that is free of Cremophor®. Despite what we believe is a less than ideal formulation, Taxol® had worldwide revenues of $747 million in 2005 and represents an example of a hydrophobic drug which we believe our HDDS technology can improve.

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

Future Hydrophobic Drug Delivery Product Candidates.   In addition to the human data generated in the AI-850 Phase 1 trial, we have demonstrated that our HDDS technology improves the dissolution rate of a variety of orally administered, intravenously administered and inhaled hydrophobic drugs, including COX-2 inhibitors, taxanes, calcium channel blockers and anti-fungals. We will seek opportunities to work with other companies on improving their patented hydrophobic drugs and product candidates and we will evaluate the feasibility of developing, on our own or in collaboration with others, improved formulations of off-patent hydrophobic drugs.

Products from Our Pulmonary Drug Delivery System, or PDDS

Broad Applications for Sustained Release in the Lung.   A sustained release delivery system for drugs delivered locally to the lung would be desirable for the treatment of respiratory disease. Relative to systemic drug delivery by the oral or injectable routes, local delivery of respiratory drugs by the pulmonary route allows smaller doses of the drug and minimizes systemic toxicity because the drug can be delivered directly to the site of the disease. Moreover, sustained release of respiratory drugs may offer significant clinical benefit to millions of respiratory patients, including a growing percentage of pediatric patients, by allowing them to take treatments for such diseases as asthma less frequently, and to receive more prolonged and steadier relief. We believe sustained delivery of drugs to the lung also offers the potential for improved safety, by moderating the drug peaks and troughs of immediate release drugs, which can cause added toxicity or reduced efficacy. Our initial development efforts have focused on developing sustained release formulations of asthma drugs. The worldwide asthma therapeutics market  is estimated at over $12.0 billion in 2005. We believe the delivery of long-acting drugs to the lungs represents a significant medical opportunity.

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

Research and Development

Over the past three fiscal years, we have made material expenditures on research and development. In the fiscal years ending December 31, 2003, 2004, and 2005, research and development expenses were approximately $14.8 million, $26.0 million and $42.2 million, respectively.

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

We have improved the drying capability of standard spray dryers by adding additional drying chambers through which the microparticles travel. The additional drying chamber consists of a large, narrow coil through which the particles can be dried at multiple temperatures and at high linear gas velocities. As a result, our spray dryers allow high throughput drying, higher yield and lower residual solvent than conventional spray dryers do. The additional drying chamber allows the microparticles to remain in the drying phase for a longer period of time, thereby increasing the amount of moisture and residual solvents that are removed during the drying phase. This innovation, which is the subject of six of our issued patents, improves yield by reducing the amount of microparticles that cling to the surfaces of the spray dryer due to inefficient drying. Accordingly, we believe that this technology is appropriate for the encapsulation of drugs using expensive raw materials. This innovation enables us to increase the drying time and lower the drying temperature for drugs. Accordingly, we believe this technology is appropriate for the encapsulation of drugs, like proteins, which are unstable at higher temperatures.

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

Effective January 2001, the Centers for Medicare and Medicaid Services, formerly known as the Health Care Financing Administration, implemented a reimbursement code that provides for reimbursement for the use of injectable contrast material in echocardiography in a physician’s office and hospital outpatient setting. Currently, the reimbursed rate for each of the three ultrasound contrast agents FDA-approved for use in LVO and EBD in patients with suboptimal images is over $100 per vial. Although private insurers make their own decisions on reimbursement, they typically follow the lead of the Centers for Medicare and Medicaid Services, which manage reimbursement for Medicare and Medicaid.

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

In October 2005, we received an occupancy permit for this commercial manufacturing facility upon which operations commenced on site. By the end of October 2005, most of the procured manufacturing equipment had been subject to start-up activities and were placed in service. The build-out of the facility is substantially complete, with minor items remaining to be addressed by the contractor. Our primary efforts at this facility are currently directed at the substantial work required to qualify equipment and operations in compliance with cGMP’s. Completion of such qualification includes significant testing and documentation, including product storage stability studies. It also requires that we successfully demonstrate that we can produce AI-700 product within specifications which are consistent with the clinical trial material used in our Phase 3 clinical program. We have demonstrated previously that we can produce AI-700 in a qualified manner. We need to repeat this demonstration in our commercial manufacturing facility prior to filing our NDA. Based upon our current plans, we expect to complete this qualification phase before the end of Q2 2007, after which we will believe that we will have all of the manufacturing related data necessary to file our NDA.

Although the build-out of the facility is substantially complete, we cannot assure you that we will not encounter complications in the qualification of operations in this facility which complications could add additional costs or delay our filing of a NDA for AI-700.

In support of our efforts to qualify our commercial manufacturing facility for AI-700, in February 2006, the Company and Nycomed agreed to amend the 2004 strategic collaboration agreement resulting in commitment by Nycomed to accelerate $1.85 million in payments to the Company in order to fund certain activities associated with the qualification of our manufacturing. Beginning with costs incurred in February 2006, we may begin to draw down on this $1.85 million non-refundable commitment at a rate of up to $370,000 per month.

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

Our patents include internally developed patents as well as patents acquired from third parties. As of March 16, 2006, we owned twenty-nine  issued U.S. patents, one allowed U.S. patent and seventeen U.S. patent applications. We charge all patent-related expenses to operations as incurred. Six of our issued U.S. patents are directed to aspects of the spray drying method for manufacturing microparticles. Four issued U.S. patents and eight U.S. patent applications are related to various aspects of our porous microparticle delivery technology. Five issued U.S. patents relate to aspects of the AI-850 product and the delivery of hydrophobic drugs. We also own a number of pending international and foreign patent applications corresponding to these U.S. patents and applications. Our issued U.S. patents include the following:

U.S. Patent No.	Date Issued	Expiration Date	Subject
5,425,366	June 20, 1995	June 20, 2012	Ultrasonic Contrast Agents for Color Doppler Imaging
5,611,344	March 18, 1997	March 05, 2016	Microencapsulated fluorinated gases for use as imaging agents.
5,837,221	November 17, 1998	July 29, 2016	Polymer-lipid microencapsulated gases for use as imaging agents.
5,853,698	December 29, 1998	March 05, 2016	Method for making porous microparticles by spray drying.
6,045,777	April 04, 2000	June 30, 2017	Method for enhancing the echogenicity and decreasing the attenuation of microencapsulated gases.
6,068,857	May 30, 2000	August 25, 2014	Microparticles Containing Active Ingredients, Agents Containing these Microparticles, their use for Ultrasound-Controlled Release of Active Ingredients, as well as a Process for their Production
6,071,496	June 06, 2000	June 06, 2017	Polyalkylcyanoacrylate Agents and Methods for Enhancing Contrast in Ultrasound Imaging
6,132,699	October 17, 2000	March 05, 2016	Microencapsulated fluorinated gases for use as imaging agents.
6,177,062	January 23, 2001	June 6, 2017	Agents and Methods for Enhancing Contrast in Ultrasound Imaging
6,223,455	May 01, 2001	May 03, 2019	Spray drying apparatus and methods of use.
6,284,280	September 04, 2001	August 25, 2014	Microparticles Containing Active Ingredients, Agents Containing these Microparticles, their use for Ultrasound-Controlled Release of Active Ingredients, as well as a Process for their Production
6,306,366	October 23, 2001	February 10, 2015	Microparticles that Contain Gas, Galactose and a Saturated Fatty Acid
6,308,434	October 30, 2001	May 03, 2019	Spray dry method.
6,383,470	May 07, 2002	November 11, 2013	Microparticle Preparations Made of Biodegradable Copolymers
6,395,300	May 28, 2002	November 04, 2019	Porous drug matrices and method of manufacture.
6,423,345	July 23, 2002	February 22, 2019	Lipid polymer compositions for enhanced drug delivery.
6,560,897	May 13, 2003	June 15, 2019	Spray drying apparatus and methods of use.
6,589,557	July 08, 2003	November 04, 2019	Porous celecoxib matrices and methods of manufacture.
6,610,317	August 26, 2003	May 25, 2020	Porous paclitaxel matrices and methods of manufacture thereof.
6,645,528	November 11, 2003	November 11, 2019	Porous drug matrices and methods of manufacture thereof.
6,689,390	February 10, 2004	February 22, 2019	Matrices Formed of Polymer and Hydrophobic Compounds for Use in Drug Delivery.
6,730,322	May 04, 2004	February 22, 2019	Matrices Formed of Polymer and Hydrophobic Compounds for Use in Drug Delivery.
6,800,297	October 05, 2004	November 04, 2019	Porous COX-2 Matrices and Methods of Manufacture Thereof
6,918,991	July 19, 2005	December 19, 2022	Methods and Apparatus for Making Particles Using Spray Dryer and In-Line Jet Mill
6,921,458	July 26, 2005	December 19, 2022	Methods and Apparatus for Making Particles Using Spray Dryer and In-Line Jet Mill
6,932,983	August 23, 2005	July 9, 2021	Porous Drug Matrices and Methods of Manufacture Thereof
6,962,006	November 08, 2005	December 19, 2022	Methods and Apparatus for Making Particles Using Spray Dryer and In-Line Jet Mill

In May 2005, pursuant to a Patent Transfer Agreement with Schering, we acquired from Schering rights, title and interest in nine patent families, including U.S. and international ultra-sound related patents, and licenses to two other patent families. In consideration of the transfer and assignment of these patents, we agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million is due in May 2006, and $3.0 million is due in May 2007.

Our planned and potential products should be protected from unauthorized use by third parties to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents owned by or licensed to us may not afford protection against competition, and our pending patent applications now or hereafter filed by or licensed to us may not result in patents being issued. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

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

Our planned or potential products may be covered by third-party patents or other intellectual property rights, in which case we may need to obtain a license or sublicense to these rights to continue developing or marketing these products. Although from time to time we receive correspondence from and have discussions with third-parties concerning the patent position of such third-parties, as of the date of this prospectus we have not received correspondence from any third-party alleging infringement. Any required licenses or sublicenses may not be available to us on acceptable terms, if at all. If we do not obtain any required licenses or sublicense, we could encounter delays in product introductions while we attempt to design around these patents, or could find that the development, manufacture or sale of products requiring these licenses is foreclosed.

We know of U.S. and foreign patents issued to third parties that relate to aspects of our product candidates. There may also be patent applications filed by these or other parties in the United States and various foreign jurisdictions that relate to some aspects of our product candidates, which, if issued, could subject us to infringement actions. In particular, we are aware of U.S. and foreign patents owned by third parties, including potential competitors, that arguably cover aspects of our AI-700 contrast agent. Based on advice from our patent counsel, we believe that these claims are not infringed and/or invalid. Absent a license or other business arrangement, there is a significant possibility that one or more of these third parties will use litigation to assert their patents in the United States or Europe.

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

•       Phase 3:    When Phase 2 evaluations demonstrate that a specific dosage range of the drug is likely to be effective and has an acceptable safety profile, Phase 3 trials are undertaken to demonstrate clinical efficacy and to further test for safety in an expanded patient population, often at geographically dispersed clinical study sites.

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

A description of the manufacturing process and quality control methods, including data to support the successful qualified manufacturing of product within the designated manufacturing facility, as well as results of pre-clinical studies, toxicology studies and clinical trials, among other things, are submitted to the FDA as part of an NDA for approval prior to the marketing and commercial shipment of the product. The FDA may deny a new drug application if all applicable regulatory criteria are not satisfied or may require additional data including clinical, toxicology or manufacturing data. Even after a new drug application is issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. In addition, the FDA requires surveillance programs to monitor the consistency of manufacturing and the safety of approved products that have been commercialized. The agency has the power to require changes in labeling or to prevent further marketing of a product based on new data that may arise after commercialization. Similar requirements exist in other countries where we may choose to seek marketing approval.

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product. Government regulation may delay or prevent marketing of potential products altogether or for a considerable period of time and imposes costly and time-consuming requirements. We cannot be certain that the FDA or any other regulatory agency will agree with our judgment and interpretations or will grant approval for any of our products under development on a timely basis, if at all. Success in pre-clinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from pre-clinical and clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval is typically limited to specific clinical indications. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business. Marketing our products abroad will require similar regulatory approvals and is subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

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

We have had ongoing discussions with the FDA concerning the statistical analysis plan used in connection with our Phase 3 clinical trials of AI-700. In April 2005, based in part upon feedback from FDA, we revised the statistical analysis plan on which we base our patient enrollment estimates for the AI-700 Phase 3 clinical trials. Since that time we have continued discussions with the FDA. Continued discussions with the FDA could lead to other changes relating to our statistical analysis plans. How, when or if the matters being discussed are resolved may affect whether AI-700 is approved for the indication that we are seeking, the timing of such approval or whether AI-700 is approved at all. Such timing could also lead to delays in the timing of the unblinding of the data from our Phase 3 clinical trials, and therefore public announcement of results from those trials.

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

No ultrasound contrast agent has been approved by the FDA for use in myocardial perfusion imaging or stress echo. However, we are aware of other companies that are or may be developing ultrasound contrast agents for use in stress echo. CardioSphere™, which is being developed by Point Biomedical Corporation, is an ultrasound contrast agent for the assessment of myocardial perfusion. In 2006, Point announced that it had filed a NDA for CardioSphere with the FDA. In addition, some companies have ultrasound contrast agents that are FDA approved for LVO and EBD in patients with suboptimal images or are in development. In the future, these companies may seek to broaden their indications to include stress echo and myocardial perfusion assessment. These FDA-approved agents which are currently marketed include Optison®, which is marketed by GE Healthcare and Definity®, which is marketed by Bristol-Myers Squibb. SonoVue®, which is being developed by Bracco, is an ultrasound contrast agent which we believe is in late stage clinical development for LVO and EBD and for radiology applications, but as of the date of this prospectus, to our knowledge, has not received final approval from the FDA.

AI-850, our reformulation of paclitaxel, if approved for marketing and sale, will also face intense competition. We are aware of companies, such as American Pharmaceutical Partners, NeoPharm and Sonus Pharmaceuticals that are applying significant resources and expertise to developing reformulations of paclitaxel for intravenous delivery that will compete with our current product candidate. In early 2005, American Pharmaceutical Partners received FDA approval for and is marketing their product. None of these other reformulations has received approval from the FDA. Other companies, such as Cell Therapeutics, are developing new chemical entities that involve paclitaxel conjugated, or chemically bound, to another chemical. None of these new chemical entities have received final approval from the FDA. In addition, a number of companies have developed technology for delivering hydrophobic drugs. Cardinal Health, CyDex and Elan have created formulations of hydrophobic drugs that have been approved by the FDA.

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

Employees

As of March 1, 2006, we had 110 full-time employees, including 91 in research and development and 19 in general and administrative. Eleven of our employees have M.D.s and/or Ph.D.s. From time to time, we also employ independent contractors to support our engineering and administrative organizations. None of our employees are represented by a collective bargaining unit and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Organization and Trademarks

We were organized as a Delaware corporation on July 12, 1993.

We have trademarks in the United States and other countries, including “Acusphere,” “HDDS” and “PDDS” and our logo. This Annual Report on Form 10-K also contains the trademarks and trade names of other entities that are the property of their respective owners.

Financial Information

The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Risks Related to Our Company

We have not generated any product revenue to date, have a history of operating losses and our capital resources are limited.

We are focused on product development and we have not generated any revenue from commercial sales of our products to date. We have incurred losses each year of our operations. In 2005, we had a net loss available to holders of common stock of $47.0 million At December 31, 2005 we had an accumulated deficit of $220.1 million. We expect our research and development, general and administrative and sales and marketing expenses will increase over the next several years.

We expect to continue to incur losses and capital expenditures for the foreseeable future. We also anticipate cash out flow from debt repayment and payment of other obligations. We believe, based on our operating plans, that our existing resources, including scheduled proceeds from Nycomed, are adequate to fund our planned operations through 2006, or beyond twelve months if we elect to reduce our rate of spending. Unless we reduce our current rate of spending, we will require significant additional funds to fund our operations, including to develop products, conduct clinical trials, achieve regulatory approvals, qualify commercial manufacturing space and, subject to regulatory approval, commercially launch AI-700, our other product candidates under development and future product candidates. We may raise this additional capital through public or private sales of equity, or from borrowings, or from strategic partners.

As a result of our limited capital resources, we may elect to delay the funding of certain development activities, including the filing of our NDA for AI-700, which would result in a delay in the commercialization of AI-700. Any such delay in the filing of an NDA or commercialization of AI-700 would have a material adverse impact on our business and would likely have a material adverse effect on the market price of our common stock. To address our capital needs, we may elect to raise funds through public or private sales of equity or from borrowings or from strategic partners. Additional equity financing, if available, may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business; and strategic partnerships, if available, may result in royalties or other terms which reduce our economic potential from products under development. In addition, third parties may attempt to acquire us at valuations our board of directors or stockholders may not find attractive. If our capital resources are not sufficient to fund our planned operations for a twelve month period at the time the audit for our 2006 financial results is complete, our auditor may require a going concern qualification in its audit report be included in our audit report on Form 10-K. Any such qualification would have a material adverse effect on our ability to raise capital and would have a material adverse effect on the market price of our common stock.

We need to allocate significant amounts of our available capital resources to make payments on our outstanding indebtedness and equipment lease obligations, our patent transfer agreement with Schering Aktiengesellschaft and as dividends on our 6.5% convertible exchangeable preferred stock, which in turn could reduce our financial flexibility and ability to fund other activities.

As of December 31, 2005, we had approximately $21.3 million in aggregate principal indebtedness outstanding related to capital lease obligations, notes payable and other long-term obligations. As of December 31, 2005, we had outstanding 740,000 shares of our 6.5% convertible exchangeable preferred stock, which shares accrue cumulative cash dividends at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. These payments will:

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

Failure to obtain regulatory approvals for our product candidates under development, in particular our lead product candidate AI-700, would have a material adverse effect on our business.

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

No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. In our Phase 3 clinical trials for AI-700, we are seeking to demonstrate non-inferiority compared to nuclear stress tests. The clinical effectiveness of nuclear stress tests may have improved since the time of our Phase 2 clinical trials. We therefore cannot assure you that the results from our Phase 2 clinical trials for AI-700 will be predictive of results obtained in our Phase 3 clinical trials.

Many of the patients in our AI-700 clinical trials have coronary heart disease. As part of our AI-700 clinical trials, patients will be exposed to potential safety risks associated with a stress test, including risks associated with a pharmacological stressor, and AI-700. Given the nature of the AI-700 clinical trials, including administering AI-700 in Phase 3 to larger numbers of at-risk patients and new clinical sites and administering AI-700 to patients with coexisting disease, adverse events are expected to be encountered during the clinical trials. Adverse events are also likely to be encountered in clinical trials for our other products, which clinical trials also include at-risk patients. When significant adverse events are detected and these events are attributable to our products, such events could delay, limit or prevent regulatory agency approval.

Further, data obtained from pre-clinical and clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. We cannot assure you that our Phase 3 plan for AI-700 will successfully address the requirements of the FDA or that the results of the Phase 3 program will establish the safety and efficacy of AI-700 sufficiently for us to obtain regulatory approval. We may also encounter delays, resulting from the need to enroll more patients than we currently estimate for in our clinical trials. This may occur due to a variety of factors including our inability to enroll sufficient proportion of patients with and without disease that is consistent with our estimated clinical trial enrollment, based on a higher than expected number of patients enrolled in the trials who are unevaluable because their nuclear stress or angiography studies are not compliant with trial protocol or based on a change in the sample size required by regulatory authorities to meet desired study endpoints.  We may also encounter delays or rejections based on our inability to enroll enough patients to complete our clinical trials.

We may encounter delays or rejections based on changes in regulatory agency policies or personnel during the period in which we develop a drug or the period required for review of any application for regulatory agency approval of a particular compound. In 2004, changes went into effect in the regulation of clinical trials in Europe and are currently being implemented by the individual member states of the European Union. Our continuing efforts to comply with these changes could lead to delays or rejections of our clinical trials. We also may encounter delays in the event we are unable to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials. In addition, we rely on a number of third parties, such as clinical research organizations, to help support the clinical trials by performing independent clinical monitoring, data acquisition and data evaluations. Any failure on the part of these third parties could delay the regulatory approval process.

Failure to obtain regulatory approval or any delay or setback in obtaining regulatory agency approvals could:

•       adversely affect our ability to market any drugs we develop independently or with collaborative partners;

•       impose additional costs and diminish any competitive advantages that we may attain; or

•       adversely affect our ability to generate royalties.

In particular, failure to obtain approval or substantial delays in obtaining approval for our lead product candidate, AI-700, would delay our receipt of product revenues and would have a material adverse affect our business, financial condition and results of operations. Our stock price would also be materially adversely affected.

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

We may need to enroll more patients in our AI-700 Phase 3 clinical trials, and any such additional enrollment would require additional expenditures, which may be material, and would likely result in a delay of our submitting an NDA with the FDA for AI-700.

We are intentionally blinded to efficacy data from our ongoing Phase 3 pivotal trials. Estimating the number of patients we need to enroll in our pivotal Phase 3 clinical trials in order to achieve statistical significance in these trials is difficult. We estimate the number of patients we need to enroll in our pivotal Phase 3 clinical trials based on a variety of factors, including our understanding and analysis of previous trial data for AI-700, our ongoing discussions with the FDA and our own knowledge and past experience in these and similar matters. However, these estimates are subject to risks and uncertainties, and there can be no assurance that our estimates will prove to be correct. For example, in April 2005, based in part on feedback from the FDA, we revised the statistical analysis plan from which we base our patient enrollment estimates. This revision had the effect of increasing the number of patients we estimate to be needed to complete the Phase 3 clinical trials to approximately 700 patients. Continued discussions with the FDA could lead to other changes, including changes relating to our statistical analysis plans. How, when or if the matters being discussed are resolved may affect whether AI-700 is approved for the indication that we are seeking, the timing of such approval or whether AI-700 is approved at all. These discussions could also lead to delays in the timing of the unblinding of the data from our Phase 3 clinical trials and therefore, the public announcement of results from those trials. Patient enrollment depends on many factors, including the size and disease prevalence of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and the eligibility criteria for the study and the freedom to operate with respect to intellectual property.

Any such delays, or the need to enroll more patients, will likely result in increased costs, which may be material and would likely have a harmful effect on our financial position and results of operations. The market price of our common stock may also be materially adversely affected in response to any such delays.

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

Claims by other parties that we infringe or have misappropriated their proprietary technology may result in liability for damages, royalties, or other payments, or stop our development and commercialization efforts.

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

We know of U.S. and foreign patents issued to third parties that relate to aspects of our product candidates. There may also be patent applications filed by these or other parties in the United States and various foreign jurisdictions that relate to some aspects of our product candidates, which, if issued, could subject us to infringement actions. In particular, we are aware of U.S. and foreign patents owned by third parties, including potential competitors, which arguably cover aspects of our AI-700 contrast agent. We and several of these parties have recently been actively engaged in opposing the grant of European patents with claims that arguably cover aspects of our AI-700 product. Parties may contest patents in Europe prior to contesting the counterpart patents in the United States because of procedural differences between European and U.S. patent laws as well as economic considerations. There is a significant possibility that one or more of these third parties will use litigation to assert their patents in the United States or Europe.

The owners or licensees of these and other patents may file one or more infringement actions against us. In addition, a competitor may claim misappropriation of a trade secret by an employee hired from that competitor. Any such infringement or misappropriation action could cause us to incur substantial costs defending the lawsuit and could distract our management from our business, even if the allegations of infringement or misappropriation are unwarranted. A need to defend multiple actions or claims could have a disproportionately greater impact. In addition, either in response to or in anticipation of any such infringement or misappropriation claim, we may enter into commercial agreements with the owners or licensees of these rights. The terms of these commercial agreements may include substantial payments, including substantial royalty payments on revenues received by us in connection with the commercialization of our products. We have had discussions which lead us to believe that owners or licensees with these rights are interested in out-licensing certain rights to their patents. There can be no assurance that we will enter into any such agreement or that, if we elect to enter into such agreements that we will be able to do so on terms which are acceptable. Payments under such agreements could increase our operating losses and reduce our resources available for development activities. Furthermore, a party making this type of claim could secure a judgment that requires us to pay substantial damages, which would increase our operating losses and reduce our resources available for development activities. A judgment could also include an injunction or other court order that could prevent us from making, using, selling, offering for sale or importing our products or prevent our customers from using our products. If a court determined or if we independently concluded that any of our products or manufacturing processes violated third-party proprietary rights, our clinical trials could be delayed and there can be no assurance that we would be able to reengineer the product or processes to avoid those rights, or to obtain a license under those rights on commercially reasonable terms, if at all.

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

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties in the United States or in foreign countries. In addition, we have been and continue to be subject to certain opposition proceedings conducted in patent and trademark offices challenging the validity of our patents and may become involved in future opposition proceedings. The defense of intellectual property rights, including patent rights through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings can be costly and can divert our technical and management personnel from their normal responsibilities. Such costs increase our operating losses and reduce our resources available for development activities. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

The Company’s commercial manufacturing facility in Tewksbury, Massachusetts is designed to meet the Company’s estimated initial commercial demand for AI-700. The facility is being initially equipped to run one production line. In order to support greater production capacity, this production line is designed to support a larger lyophilizer (pharmaceutical freeze dryer which can be operated under sterile conditions) than has been initially installed in the facility. Space in the facility has been designated for the future addition of a larger lyophilizer. Purchasing, installing and qualifying manufacturing equipment, such as a lyophilizer, typically requires significant lead times and temporary discontinuation of production. Also in the future the Company may need to add additional production lines at the Tewksbury, Massachusetts site or elsewhere to meet potential commercial demand for AI-700. The Company has made no commitment to such additions at this time. The cost of such additions can be significant. There can be no assurance that the Company’s capacity estimates will be achieved. Any such additions would increase our operating spending, increase our capital requirements and reduce our resources available for development activities.

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

If we are unable to retain key personnel and hire additional qualified scientific, manufacturing, sales and marketing, and other personnel, we may not be able to successfully achieve our goals.

We depend on the principal members of our scientific and management staff. The loss of these principal members’ services might significantly delay or prevent the achievement of research, development or business objectives and could materially adversely affect our business, financial condition and results of operations. We do not maintain key person life insurance on any of these principal members.  On February 1, 2006, we entered into executive employment agreements with key members of the management team that provide for compensation and other benefits in the event these persons are terminated other than for cause, including in connection with a “change of control” of Acusphere.

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

•       AI-700, our ultrasound contrast agent and lead product candidate, if approved for marketing and sale, will compete with nuclear stress tests, the current standard of care in myocardial perfusion imaging. Nuclear contrast agents that are approved for use in myocardial perfusion imaging include products marketed by GE Healthcare and Bristol-Myers Squibb. In 2004, the cost of a nuclear stress test was approximately $770 per procedure. In addition, GE Healthcare and Bristol-Myers Squibb have developed and are marketing ultrasound contrast agents that have been approved by the FDA for use in Left Ventricular Opacification and Endocardial Border Delineation in patients with suboptimal images, and in the future they may seek to broaden their products to include stress echo and myocardial perfusion assessment. Moreover, we are aware that other companies, such as Bracco, are developing ultrasound contrast agents for wall imaging and for radiology applications, and that Point Biomedical is developing an ultrasound contrast agent specifically for myocardial perfusion imaging. In 2006, Point announced that it had filed a NDA for CardioSphere with the FDA. Finally, some cardiologists may find it satisfactory to use stress echo without contrast for the detection of coronary heart disease.

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

We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, and we spent approximately $69,000 during the fiscal year ended December 31, 2005 to dispose of these hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

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

As of March 16, 2006, and based on information provided to us by such entities: Quaker Capital Management Corporation and its affiliates will beneficially own approximately 11% of our outstanding common stock; Bank of America Corporation and its affiliates will beneficially own approximately 9% of our outstanding common stock; the Baupost Group LLC will beneficially own approximately 9% of our outstanding common stock; Mr. Peter David Boone will beneficially own approximately 8% of our outstanding common stock; and Federated Investors, Inc. and its affiliates will beneficially own approximately 5% of our outstanding common stock. Collectively these investors will control approximately 42% of our common stock. These investors, particularly if they were to act together as a concentrated group, could exert influence over the election of our directors, direct our policies and operations, including future issuances of common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws and entering into of extraordinary transactions, and their interests, as a concentrated group, may not in all cases be aligned with your interests. This concentration of ownership among a small number of investors may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

Our common stock is junior to our preferred stock with respect to the right to receive payments in the event of a dissolution, liquidation or winding up of Acusphere.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of March 16, 2006, 740,000 of these shares of preferred stock are outstanding. The preferred stock is senior to the common stock as to liquidation. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of March 16, 2006, we have approximately 22,901,720 shares of common stock outstanding and 740,000 shares of convertible preferred stock outstanding that are convertible into approximately 5.4 million shares of our common stock, plus up to a maximum of approximately 1.3 million additional shares of our common stock issuable at our option in satisfaction of the maximum dividend make-whole payment on these shares of preferred stock. All of the shares of common stock issuable upon conversion of our preferred stock will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

The terms of our outstanding shares of preferred stock may restrict our ability to raise additional capital or hamper or prevent an acquisition of us.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of March 16, 2006, 740,000 of these shares of preferred stock are outstanding. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders. Without the vote or consent of the holders of at least a majority of the shares of preferred stock, we can not authorize or sell any equity security that ranks senior to the preferred stock as to dividends or distributions of assets upon liquidation, dissolution or winding up of Acusphere. As a result of this liquidation preference, it may be difficult for us to raise additional capital through the sale of common stock or junior preferred stock on acceptable terms, or at all.

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

In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of March 16, 2006, 740,000 of these shares of preferred stock are outstanding. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December, commencing June 1, 2005. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments. If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our board of directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the preferred stock, voting separately as a class with holders of preferred stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected. These directors will be appointed to classes on the board as determined by our board of directors. These voting rights will terminate when we have declared and either paid or set aside for payment all accrued and unpaid dividends. The terms of office of all directors so elected will terminate immediately upon the termination of these voting rights.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our primary offices and laboratory facilities are located in one 47,500 square foot facility located in Watertown, Massachusetts. We lease the space in this facility under a ten year , six month operating lease that expires in June 2012. A limited portion of our 47,500 square foot facility has not been internally built-out pending our demand for the space. We intend to improve and use this space when needed. We anticipate that this currently unused space will in the coming years be needed to expand our employee office area and our internal laboratory and pilot-manufacturing capabilities.

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. This lease has a five year, nine month term with options to extend the lease for up to two additional five-year terms at predetermined rental rates. In September 2004, we began to build-out the manufacturing space portion of this facility to meet the initial commercial manufacturing requirements of AI-700. We intend to demonstrate that we can produce AI-700 at a commercial manufacturing scale prior to our filing of an NDA for AI-700 and, subject to required regulatory approvals, we intend to manufacture AI-700 in this facility for commercial use. In October 2005 we received an occupancy permit for this commercial manufacturing facility. The build-out of the facility is substantially complete, with minor items remaining to be addressed by the contractor. Aside from addressing minor items, our primary efforts at this facility are currently directed at the substantial work required to start-up and qualify equipment and operations in compliance with cGMP’s. We plan to complete this start-up and qualification phase within the next twelve months. Although the build-out of the facility is substantially complete, we cannot assure you that we will not encounter complications in the qualification of operations in this facility which complications could add additional costs or delay our filing of a NDA for AI-700.

We believe that our existing facilities, subject to the successful qualification of the commercial manufacturing facility in Tewksbury, Massachusetts, are adequate to meet our current and foreseeable requirements and that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on The Nasdaq National Market under the symbol “ACUS.” The following table sets forth the high and low closing prices for our Common Stock as reported on The Nasdaq National Market for the periods indicated, as adjusted to the nearest cent.

	High	Low
Year Ending December 31, 2006:
First quarter (through March 16, 2006)	$6.59	$5.42
Year Ended December 31, 2005:
Fourth quarter	$5.57	$4.82
Third quarter	$6.20	$4.95
Second quarter	$5.55	$4.05
First quarter	$6.30	$5.12
Year Ended December 31, 2004:
Fourth quarter	$6.90	$6.10
Third quarter	$8.07	$5.98
Second quarter	$8.47	$5.73
First quarter	$10.40	$8.35

On March 16, 2006, the last reported sale price of our common stock on The Nasdaq National Market was $6.33 per share. As of March 16, 2006, there were approximately 126 holders of record of our common stock, excluding multiple beneficial holders at depositories, banks and brokers included as a single holder in the single “street” name of each respective depository, bank or broker.

Dividend Policy

We have never declared or paid a cash dividend on our common stock, and we currently do not anticipate paying any cash dividends on our common stock in the foreseeable future.

In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments. In 2005, we paid $2.2 million in cash dividends on the then outstanding shares of our preferred stock.

As of March 16, 2006, there were 740,000 shares of our preferred stock outstanding. In February 2006, our board of directors declared a quarterly dividend in the amount of $0.8125 per share of preferred stock, or $601,000 in aggregate, which was paid on March 1, 2006, to the holders of record as of the close of business on February 15, 2006.

Delaware law limits our ability to pay cash dividends on the preferred stock. Under Delaware law, cash dividends may only be paid from “surplus” or, if there is no “surplus,” from our net profits for the current or preceding fiscal year. Delaware law defines “surplus” as the amount by which the total assets of a corporation, after subtracting its total liabilities, exceed the corporation’s capital, as determined by its board of directors. Although we currently intend to pay cash dividends on our preferred stock, our ability to pay these dividends will depend upon our financial results, liquidity and financial condition. Unless we have paid or set aside cumulative dividends in full on our preferred stock for all past dividend periods and sufficient funds shall have been set apart for the payment of the dividend for the current period with respect to our preferred stock, we may not declare or pay or set aside cash dividends on our common stock and we may not redeem, purchase or otherwise acquire any of our common stock except under limited circumstances.

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

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Statement of Operations Data:
Collaboration Revenue	$—	$—	$—	$1,714	$3,428
Operating Expenses:
Research and development(1)	11,954	14,460	14,818	25,976	42,159
General and administrative(1)	4,551	5,186	4,890	6,165	7,446
Total operating expenses	16,505	19,646	19,708	32,141	49,605
Equity in loss of joint venture	(1,965)	(1,183)	—	—	—
Interest and other income (expense), net	193	(1,067)	(2,215)	468	1,551
Net loss	(18,277)	(21,896)	(21,923)	(29,959)	(44,625)
Accretion of dividends and offering costs on preferred stock	(6,249)	(6,666)	(5,948)	—	(2,418)
Net loss available to common stockholders	$(24,526)	$(28,562)	$(27,871)	$(29,959)	(47,044)
Net loss available to common stockholders per share—Basic and diluted	$(50.81)	$(35.39)	$(6.66)	$(1.92)	(2.49)
Weighted average shares outstanding—Basic and diluted	483	807	4,188	15,603	18,897

(1) Includes stock based compensation as follows:
Research and development	$418	$915	$590	$356	$199
General and administrative expenses	658	1,280	717	584	375
	$1,076	$2,195	$1,307	$940	$574

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$15,599	$7,992	$54,562	$45,180	$51,112
Working capital	10,749	2,899	50,931	34,142	31,011
Total assets	24,457	13,367	58,924	62,003	95,839
Long-term debt, net of current portion	5,290	1,726	205	3,360	17,179
Redeemable convertible preferred stock	97,739	91,467	—	—	—
Total stockholders’ (deficit) equity	(86,228)	(85,348)	54,375	45,509	57,416

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained herein, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” contains certain projections, estimates and other forward-looking statements. “Forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, are not historical facts and involve a number of risks and uncertainties. Words herein such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

Forward-looking statements include, but are not limited to: our plans to develop and market new products and the timing of these development programs, in particular the timing of clinical trials and regulatory milestones for AI-700; our clinical development of product candidates, clinical trials and our ability to obtain and maintain regulatory approval for our product candidates; our estimates regarding our capital requirements and our needs for additional financing; our estimates of expenses and future revenues and profitability; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract collaborators with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate collaborations, license agreements and other collaborative efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the manufacturing capacity for our product candidates, including our plans to qualify a commercial manufacturing facility for AI-700.

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

AI-700 Phase 3 Clinical Trial

Our Phase 3 clinical plan provides for a two-part program consisting of a pilot phase (the “pilot study”), under which new investigators and blinded readers have been qualified and trained, and two independent multi-center pivotal trials (the “32” and “33” trials). Clinical investigators were qualified in the pilot phase on a rolling basis. The pilot phase was completed in 2005, after which more than 20 clinical investigators were qualified to enroll patients in the pivotal studies. Clinical investigators in the Phase 3 pivotal studies are located at clinical sites in North America, Europe and Australia.  Data from the Phase 3 pivotal studies are intended for submission to U.S., European, and potentially other regulatory authorities.

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

The Pivotal Trials.   As part of the Phase 3 pivotal study design, the evaluation of AI-700 enhanced stress echo and nuclear stress images from the pivotal trials is performed by blinded readers who receive no information about the patient being evaluated other than the images. We have completed blinded reads on more than half the currently enrolled patients in each of the 32 and 33 trials. During the pivotal trials, we intentionally have no access to efficacy data. We do not expect to publicly disclose results from either pivotal trial until after the trial is closed, quality control checks are completed, the database is locked, the data are revealed to us and we have had an opportunity to review and understand the data, including data regarding clinical outcomes and safety results. As of the date of this annual report, over 700 patients with known or suspected coronary heart disease have been enrolled in the Phase 3 pivotal trials, including over 300 patients in each of the two concurrently run pivotal studies. We use statistical models to predict the number of patients we need in each trial to be able to reach statistical significance. The estimates and assumptions that we are using in our statistical models are primarily derived from our prior clinical studies. Based upon these estimates and assumptions and our statistical analysis plan, we believe that the number of patients that we have enrolled in each of the pivotal studies may be sufficient to achieve statistical significance in these trials.

The “32” Trial.   All of the patients enrolled in this trial receive a stress echo study with AI-700 and a nuclear stress test. Patients in this pivotal trial generally undergo coronary angiography only if they have a positive nuclear stress test result. Patients in this pivotal trial who have a negative nuclear stress test result will be evaluated for ninety days thereafter for cardiac events. The primary endpoints of the 32 trial are sensitivity and specificity relative to a truth standard, in comparison to the performance of nuclear stress testing relative to the same truth standard.  The truth standard for both modalities is determined with angiography, whenever available, or coronary heart disease status with nuclear stress if angiographic data are unavailable.  In December 2005, we ceased enrollment of patients in the 32 trial. In March 2006, we announced to the clinical sites that we have completed enrollment in this trial. We have now completed the 90-day follow up period on patients enrolled in this trial. We anticipate making a public announcement regarding the 32 trial results before the end of the second quarter of 2006.

The “33” Trial.   All of the patients enrolled in this trial receive a stress echo study with AI-700 and undergo coronary angiography. The majority of patients, but not all, will have a nuclear stress test. All patients in this trial will be evaluated for up to thirty days following the stress echo study.  The primary endpoints of the 33 trial are sensitivity and specificity, relative to a truth standard, in comparison to nuclear stress testing, with angiography as the truth standard for both modalities.  As of the date of this annual report, and in accordance with the flexibility permitted by our study plan, we are continuing to enroll patients in the 33 trial and anticipate continuing to enroll patients until the end of Q2 2006. We believe that we can continue to enroll patients in the 33 trial through Q2 2006 without delaying our NDA filing date as we project that qualification of our commercial manufacturing facility is the rate-limiting factor to our NDA filing.  Our clinical plan, unless otherwise amended, permits us to enroll approximately 450 patients in this study.  Once enrollment is closed in this trial and all angiography procedures and the 30-day patient follow-up period are completed, we will conduct quality control checks to ensure that all of the required information has been fully gathered and filed and then lock the database. At that time, the data may be unblinded and available to Acusphere for analysis. We anticipate that this quality control period should be completed within three months of completing the angiography procedures and the post-enrollment follow-up period and that we will have unblinded data from this trial during the fourth quarter of 2006. We anticipate making a public announcement regarding the trial results during the fourth quarter of 2006.

Trial Design and Purpose.   We believe that stress echo with AI-700 has the potential to significantly reduce the time, cost and resources needed in the assessment of myocardial perfusion, compared to nuclear stress testing. Myocardial perfusion is blood flow to the heart muscle, a sensitive marker for coronary heart disease.  There is no ultrasound contrast agent approved by FDA for use in stress echo or myocardial perfusion imaging. Based upon the end points described above, our 32 and 33 trials are designed to demonstrate non-inferiority of stress echo with AI-700 relative to nuclear stress testing. In April 2005, based in part upon feedback from FDA, we revised the statistical analysis plan on which we base our patient enrollment estimates for the AI-700 Phase 3 clinical trials. Since that time we have continued discussions with the FDA regarding trial design and our statistical analysis plan.  As a result of our ongoing discussions with FDA, we may make further revisions. These discussions could lead to delays in the public announcement of the results from our Phase 3 clinical trials, change our sample size estimates and affect whether AI-700 is approved for the indication that we are seeking, the timing of such approval or whether AI-700 is approved at all.

The estimates of, patient enrollment requirements and timing of clinical enrollment, blinded reads, data lock, data release and NDA filing in our Phase 3 trials described above reflect our current assumptions, based on our knowledge and experience and the guidance of our advisors.  We cannot assure you that these timelines will be met, nor can we assure you that our estimates and assumptions will not change based upon ongoing regulatory feedback or that, when the trials are completed, we will successfully achieve results that meet or exceed the clinical endpoints of these Phase 3 trials.

AI-700 Manufacturing Facility Update

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing and office space in Tewksbury, Massachusetts. In September 2004, we began to build-out the manufacturing space of this facility for commercial manufacturing of AI-700. This manufacturing facility is designed to meet the Company’s estimated initial commercial demand for AI-700 and to allow for increments in capacity. We intend to demonstrate that we can produce AI-700 at a commercial manufacturing scale prior to our filing of a NDA for AI-700 and, subject to required regulatory approvals, we intend to manufacture AI-700 in this facility for commercial use. This commercial manufacturing facility must comply with current good manufacturing practices, or cGMPs, enforced by the FDA and overseas regulatory agencies. We have identified potential primary and secondary suppliers of the raw materials used in the production of AI-700.

In October 2005, we received an occupancy permit for this commercial manufacturing facility after which operations commenced on site. By the end of October 2005, most of the procured manufacturing equipment had been subject to start-up activities and were placed in service. The build-out of the facility is substantially complete, with minor items remaining to be addressed by the contractor. Facility improvements are being amortized over the remaining initial term of the lease, or approximately five years. Our primary efforts at this facility are currently directed at the substantial work required to qualify equipment and operations in compliance with cGMP’s. Completion of such qualification includes significant testing and documentation, including stability studies. It also requires that we successfully demonstrate that we can produce AI-700 product within specifications which are consistent with the clinical trial material used in our Phase 3 clinical program. We have demonstrated previously that we can produce AI-700 in a qualified manner. We need to repeat this demonstration in our commercial manufacturing facility prior to filing our NDA. Based upon our current plans, we expect to complete this qualification phase by the end of Q2 2007 after which we believe that we will have all of the manufacturing related data necessary to file our NDA.

Although the build-out of the facility is substantially complete, we cannot assure you that we will not encounter complications in the qualification of operations in this facility which complications could add additional costs or delay our filing of a NDA for AI-700.

European Collaboration Agreement

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed pursuant to which we granted Nycomed rights to develop and market AI-700 in Europe. As part of the agreement, Nycomed has agreed to provide up to $70 million in license fees, research and development funding, and milestone payments, including $12 million in payments over the first two years, of which $11 million was received by us prior to December 31, 2005 with the remaining $1 million payment due to us in 2006. The remaining $58 million in milestone payments are related to regulatory approvals and achievement of certain sales goals. In addition, Nycomed has agreed to pay us to manufacture AI-700 for them and to pay us royalties on Nycomed’s sales of AI-700. Nycomed will be responsible for sales, marketing and the regulatory submissions required for marketing throughout its sales territory, which includes the member states of the European Union, as well as Russia/CIS and Turkey. During the fiscal year ended December 31, 2005, we recognized $3.4 million in revenue derived from our collaboration with Nycomed.

In October 2005, the Company and Nycomed agreed to amend the strategic collaboration agreement in order to accelerate $150,000 in milestone payments to support activities associated with AI-700 brand development and related trademark activities. In February 2006, the Company and Nycomed agreed to further amend the agreement to accelerate an additional $1.85 million in milestone payments in order to fund certain activities associated with the qualification of our manufacturing facility. Beginning with costs incurred in February 2006, we may begin to draw down on this $1.85 million in accelerated funding up to $370,000 per month. Any payments received pursuant to these amendments are considered advances against a future milestone payment for a European regulatory filing, or Marketing Authorization Application (“MAA”), and will be deducted from that milestone payment. Payments received under these amendments will be classified as deferred revenue until the MAA milestone is achieved, provided that the applicable revenue recognition criteria are met.

The Nycomed agreement is subject to termination provisions. Under certain of these termination provisions, if we fail in any material respect to use all commercially reasonable efforts to carry out referenced obligations under the agreement, we would be obligated to pay Nycomed liquidated damages of up to $12 million. We plan to carry out all of these obligations, which we believe are in our control. There can be no assurance that termination of this agreement will not occur or that such termination would not result in us incurring liquidated damages of up to $12 million.

Financial Operations Overview

Revenue.   We have not generated any revenue from product sales since our inception. In connection with our strategic collaboration agreement with Nycomed, as of December 31, 2005 we have cumulatively received $11.0 million in license fees and research and development payments and we anticipate receiving an additional $1.0 million in such contractually scheduled research and development payments in 2006. In October 2005, we and Nycomed agreed to amend the agreement in order to accelerate $150,000 in milestone payments to support activities associated with AI-700 brand development and related trademark activities. This amount has been deferred as of December 31, 2005. In February 2006, the Company and Nycomed agreed to further amend the agreement to accelerate $1.85 million in milestone payments in order to fund certain activities associated with the qualification of our manufacturing facility in Tewksbury, Massachusetts. We anticipate being paid this $1.85 million in 2006 as the qualification costs are incurred. Any payments received pursuant to these amendments are considered advances against a future milestone payment for a European regulatory filing, or MAA, and will be deducted from that milestone payment. Payments received under these amendments will be classified as deferred revenue until the MAA milestone is achieved provided that the applicable revenue recognition criteria are met. Further in the future, we will seek to generate revenue from a combination of product sales, up-front or milestone payments and manufacturing payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our products and intellectual property.

Research and Development Expense.   Research and development expense consists of expenses incurred in developing, manufacturing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of materials used in clinical trials and research and development, costs incurred to validate manufacturing equipment and facilities, costs of contract manufacturing services, depreciation of capital resources used to develop our products, costs of facilities, legal and other costs of pursuing patent protection on select elements of our intellectual property and stock-based compensation. We expense research and development costs, including patent related costs, as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. Development programs for later stage product candidates, such as AI-700, tend to cost more than earlier stage programs due to the length and the number of patients enrolled in clinical trials for later stage programs and due to costs of scaling production to commercial scale.

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

Change in Valuation of Derivative.   The terms of our February 2005 convertible perferred stock offering and our March 2005 Mass Development loan agreement contain features considered to be embedded derivatives which are recorded at estimated fair value in accordance with Statement of

Financial Accounting Standards No. 133, Accounting for Derivative Instruments (SFAS 133). Change in valuation of derivative consists of other income (expense) recognized or incurred on the change in estimated fair value of these derivatives at the end of each reporting period. The change in the value of the derivative related to the preferred stock is affected by a number of assumptions including the number of preferred shares outstanding, the amount of dividends paid and the probability and timing of conversion into common stock. The derivative liability is reduced for any make-whole payments made during the period upon conversions of preferred stock to common stock. The change in the value of the derivative related to the loan is affected by the expected timing of future positive net cash flows from operations.

Dividends on Preferred Stock.   For the year ended December 31, 2005, dividends on preferred stock consisted of dividends paid or accumulated on the convertible exchangeable preferred stock which we issued in February 2005. Dividends on preferred stock exclude any make-whole payments on conversion of preferred stock to common stock. Dividends on our preferred stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividend payment must be declared by our board of directors and must come from funds that are legally available for dividend payments. Prior to the completion of our initial public offering in 2003, we had outstanding convertible preferred stock which was entitled to accretion of dividends, the amount of which decreased the amount of stockholders’ equity available to common stockholders and effectively increased the loss per share of common stock. This preferred stock all converted in common stock in conjunction with the initial public offering. All preferred stock dividends which were accreted before October 14, 2003 were forfeited by the preferred stockholders on that date in connection with the conversion of these preferred shares to common stock.

Results of Operations

Revenue.   Collaboration revenue was $3.4 million for the year ended December 31, 2005, compared to $1.7 million in 2004 and $0.0 collaboration revenue recognized in 2003. Collaboration revenue was earned under our agreement with Nycomed which was entered into in July 2004. Under this agreement, excluding any payments that we might receive based upon the achievement of specified milestones, we are scheduled to receive $12 million in license fees and research and development payments through June 2006, of which $11.0 million was received as of December 31, 2005. We recognize revenue associated with these $12 million in payments ratably over a period of forty-two months, representing the estimated development period over which such fees are earned. In addition, in October 2005, Nycomed agreed to amend our agreement and paid us $150,000 to fund certain activities associated with creating a brand name for AI-700 and related trademark activities. This amount has been deferred as of December 31, 2005.

Research and Development Expense.   Research and development expense for the year ended December 31, 2005 was $42.2 million compared to $26.0 million in 2004 and $14.8 million in 2003. The $16.2 million increase in 2005 over 2004 represented an increase of 62% and the $11.2 million increase in 2004 over 2003 represented an increase of 76%. Included in the increase in research and development expense in 2005 is $6.2 million that we expensed in connection with our acquisition of patents from Schering.

The remaining $10.0 million increase during 2005 in research and development expense is primarily due to a $5.8 million increase in direct costs, including a $1.9 million increase in salaries related to increased staffing levels, a $1.1 million increase in consulting and contract services and a $2.3 million increase in materials and supplies. These increases are primarily due to activities relating to AI-700, including increased Phase 3 clinical program costs and increased costs associated with preparing for commercial manufacturing of AI-700. The increases reflect costs associated with a higher number of clinical sites enrolling patients in the AI-700 Phase 3 clinical program, a higher rate of patient enrollment in these clinical trials and related increases in costs for clinical data management and independent clinical site monitoring. The increase in research and development costs also includes increased costs associated with increasing full and part-time personnel and operating costs associated with efforts to build-out and qualify a commercial manufacturing facility for AI-700.

The higher research and development expense in 2005 compared to 2004 primarily resulted from increased activities in the AI-700 Phase 3 clinical program, including clinical site costs, data management costs, independent monitoring costs and costs of manufacturing clinical materials. The increase in research and development costs also includes costs associated with increasing full and part-time personnel. The increase in research and development costs in 2004 compared to 2003 primarily resulted from costs associated with the start of our Phase 3 clinical program for AI-700, including increased costs associated with clinical site training and clinical site monitoring. The increase in research and development costs in 2005 compared to 2004 also includes increases in indirect costs. These increases included a $6.2 million charge under the Schering Patent Transfer Agreement and increased facility and depreciation costs resulting primarily from the lease agreement entered into in 2004 the Company’s commercial manufacturing facility in Tewksbury, Massachusetts and the depreciation of improvements to that facility and equipment installed in that facility the majority of which went into service in October 2005.

The following table summarizes the primary components of our research and development expense for the years ended December 31, 2003, 2004 and 2005:

	Years Ended December 31,
	2003	2004	2005
	(In thousands)
AI-700	$8,560	$18,522	$24,320
AI-850 and AI-128	777	151	6
Other direct costs	1,305	2,022	2,149
Total direct costs	$10,642	$20,695	$26,475
Indirect costs:
Facility costs	1,962	2,745	4,523
Depreciation	1,299	1,261	3,571
Stock-based compensation	590	356	199
Schering patent transfer costs	—	—	6,218
Other patent costs	325	919	1,173
Total indirect costs	4,176	5,281	15,684
Total research and development expense	$14,818	$25,976	$42,159

Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our primary research and development programs are as follows:

•       Late Stage Clinical Development Program (AI-700).  Our lead product candidate, AI-700, which is a cardiovascular drug designed for the detection of coronary heart disease. We incurred direct research and development expense for AI-700 in 2005 of $24.3 million, $18.5 million in 2004 and $8.6 million in 2003. Of these amounts, $10.2 million in 2005, $7.9 million in 2004 and $4.0 million in 2003 were related to materials and manufacturing, validation, quality assurance and quality control costs, including $1.7 million in contract manufacturing costs in 2003. Patient enrollment in the Phase 3 clinical program for AI-700 are anticipated to decline in 2006 as we completed enrollment in the 32 trial in December 2005 and we seek to complete enrollment in the 33 trial during 2006, however, costs associated with clinical data management and evaluation, as well as regulatory affairs costs and increased costs associated with qualifying our commercial manufacturing facility for AI-700 in Tewksbury, Massachusetts, including depreciation costs on assets placed in service in late 2005, are likely to offset all or most of the potential expense savings in 2005 from reduced patient enrollment costs.

•       Early Stage Clinical Development Programs (AI-850 and AI-128). Our initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128, have each completed a Phase 1 trial. During 2005, we prioritized our clinical spending to AI-700 and incurred no clinical costs on AI-850 or AI-128. In late 2005, we commenced a feasibility study regarding the use of our HDDS technology in connection with a product candidate under development by a larger pharmaceutical company. That company is reimbursing us for the cost of the study. In 2006 we anticipate other direct costs of early stage development programs to increase. The amount of such increase will depend upon the extent to which we are successful in commencing new feasibility studies with partners for our HDDS and PDDS technologies, if at all, whether such studies result in subsequent development work funded by potential partners, the amount of funding provided by such current and potential partners, staffing levels available to support such projects and the extent to which we elect to pursue a development of HDDS or PDDS product candidates with our own resources.

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

General and Administrative Expense.   General and administrative expense in the year ended December 31, 2005 was $7.4 million, compared to $6.2 million for 2004 and $4.9 million for 2003. The $1.2 million increase in 2005 over 2004 represented an increase of 19% while the $1.3 million increase in 2004 over 2003 represented an increase of 27%. The increase in general and administrative expense in both 2005 and 2004 were principally due to additional personnel, consultants and increased costs for investor relations, business development and other activities.

The following table summarizes the primary components of our general and administrative expenses for the years ended December 31, 2003, 2004 and 2005:

	Years Ended December 31,
	2003	2004	2005
	(In thousands)
Direct costs	$3,228	$5,251	$6,673
Indirect costs:
Facility costs	511	303	253
Depreciation	434	27	145
Stock-based compensation	717	584	375
Total indirect costs	1,662	914	772
Total general and administrative expense	$4,890	$6,165	$7,446

We anticipate some overall increase in general and administrative expense, including increases in costs for investor relations and business development activities. We intend to continue to incur various internal and external business development costs to support our various product development efforts, and certain of these expenses are likely to increase overall.

Interest and Other Income (Expense).   Interest and other income (expense) for the year ended December 31, 2005 was $1.6 million of net income, compared to $468,000 of net income in 2004 and $2.2 million of net expense in 2003. The $1.1 million increase in net income in 2005 over 2004 represented an increase of 231%  and the $2.7 million increase in net income in 2004 over 2003 represented an increase of 121%. During these years, interest and other income (expense) consisted of the following:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Interest income	$200	$558	$1,845
Other income	22	43	—
Interest expense	(2,437)	(133)	(551)
Change in valuation of derivative	—	—	257
Total, net	$(2,215)	$468	$1,551

The increase in interest income in 2005 compared to 2004 was primarily due to higher average fund balances available for investment resulting from the $45.0 million preferred stock financing in February 2005 and the $18.7 million common stock offering completed in September 2005. The increase in interest income in 2004 compared to 2003 was primarily due to higher average fund balances available for investing resulting from funds received for the initial public officering in October 2003 and the $21.5 million private placement completed in October 2004. The increase in interest expense in 2005 compared to 2004 was primarily related to increased borrowings under our two equipment financing lines and non-cash interest accretion charges of $349,000 related to the Schering patent agreement. The interest expense was partially offset by the capitalization of interest associated with the build out of our Tewksbury facility. The decrease in interest expense in 2004 compared to 2003 was primarily due to interest costs associated with bridge loans of $1.9 million, interest paid on subordinated loans payable of $195,000 and amortization of the discount of $177,000 in 2003 compared to zero in 2004.

Change in Valuation of Derivative.   The change in valuation of derivative amounted to $257,000 in 2005. The increase in change in valuation of derivative was related to the embedded derivative instrument from the dividend make-whole payment feature of the preferred stock offering that closed in February 2005. We determined the initial fair value of the dividend make-whole payment feature to be $3.1 million at February 24, 2005 (the commitment date). As of December 31, 2005, the derivative liability was valued at $1.1 million. During 2005, the Company distributed 288,526 shares of its common stock with a fair value of $1.7 million in satisfaction of  the make-whole provision related to the conversion of 160,000 shares of preferred stock into common stock.

Effect of Preferred Stock on Loss Available to Common Stockholders.   Our net loss available to common stockholders includes dividends paid as well as dividends accumulated on preferred stock. The accumulated portion represents one month of dividend accumulated but not declared as of the end of the period. This amount of dividends accumulated is included in the calculation of per share net loss available to common stockholders.

In 2005, dividends paid or accumulated on preferred stock totaled $2.4 million compared to zero in 2004. The increase in dividends on preferred stock results from the issuance on February 24, 2005 of 900,000 shares of 6.5% exchangeable preferred stock. During 2005, $2.2 million in dividends were paid in cash to holders of this preferred stock. During 2005, certain of the shares of preferred stock were voluntarily converted into common stock such that at December 31, 2005 740,000 shares of preferred stock were outstanding. In February 2006, the board of directors declared a dividend on the shares of preferred stock outstanding as of February 15, 2006. This dividend, which totaled $0.6 million was paid on March 1, 2006. In addition to dividends paid on preferred stock, the calculation of per share net loss available to common stockholders includes $0.2 million of dividends accumulated on preferred stock representing one month of dividend accumulated but not declared as of December 31, 2005.

In 2004 , there was no accretion of dividends on preferred stock because all previously outstanding shares of preferred stock were converted to common stock in conjunction with our initial public offering in October 2003. In 2003, in connection with this conversion of preferred stock to common stock, all previously accreted dividends on the convertible preferred stock were forfeited by the holders.

Liquidity and Capital Resources

Historically, we have financed our business through the issuance of equity securities, debt financings and equipment leases and, more recently, with funds from our collaboration with Nycomed. Our liquidity requirements have arisen primarily from research and development expenditures, equipment expenditures and payments on outstanding indebtedness. As of December 31, 2005, we had cash and cash equivalents of $51.1 million. As of December 31, 2005 we owed $65,000 from capital leases and $21.3 million from notes payable and other long-term obligations. We also had operating lease commitments totaling $18.8 million for rent of our facilities.

During the year ended December 31, 2005, operating activities used $30.7 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $44.6 million and a decrease in accounts payable of $1.1 million. These uses of cash were partially offset by an increase, net of amortization, in deferred revenue of $1.7 million, primarily from payments received from Nycomed, a non-cash write-off of intellectual property of $6.2 million, net of $1.0 million paid in 2005 under the Schering Patent Transfer Agreement, non-cash charges for depreciation and amortization of $4.0 million and an increase of $1.5 million in accrued expenses. In 2006 we anticipate that our cash spending from operating activities will be higher than in 2005 during quarters in which we continue to enroll patients. We estimate cash spending from operations during 2006 to approximate $9 to $11 million per quarter during trial enrollment, with a reduction once clinical trial enrollment is concluded.

During the year ended December 31, 2005, investing activities used $32.9 million in cash. This use of cash was primarily used for purchases of equipment and leasehold improvement costs incurred in connection with the build-out of our commercial manufacturing facility for AI-700. Because the build-out of that facility was substantially completed in 2005, we anticipate equipment and leasehold improvement costs in 2006 will be substantially less than in 2005. Based upon our current plans, we estimate purchases of equipment and leasehold improvements in 2006 to be approximately $3 to $4 million in excess of current outstanding purchase orders of $846,000. We intend to seek financing for under additional equipment financing lines.

During the year ended December 31, 2005, financing activities provided $69.5 million in cash. Net cash provided by financing activities during this period resulted primarily from the net proceeds of a redeemable convertible preferred stock financing in February 2005 of $41.9 million, net proceeds of a common stock financing in September 2005 of $17.6 million and from borrowings under equipment financing lines of $12.2 million, net of repayments under those lines. These funding activities were partially offset by the payment of dividends during 2005 on the redeemable convertible preferred stock of $2.2 million.

In September 2005, we sold 3,566,000 shares of its common stock at $5.25 per share resulting in net proceeds of approximately $17.5 million after deducting underwriting discounts, commissions and offering expenses.

In June 2005, we entered into a $7.0 million equipment financing line with Oxford Finance Corporation (“Oxford”). Borrowings under this equipment line can be made against qualified purchases, subject to review and approval by Oxford, through April 2006. Borrowings are collateralized by qualified purchases and repaid over 36 to 48 months depending on the nature of the equipment financed. The equipment line is structured as a loan agreement with interest rates fixed at the time of each borrowing based on the U.S. Federal Reserve’s Three Year and Four Year Treasury Constant Maturity Rates. Interest rates on borrowings made through December 31, 2005 under this line range from 10.3% to 10.8%, respectively. Loan amounts are subject to acceleration upon the happening of certain customary events of default including failure to timely pay principal and interest. We have cumulatively borrowed $5.6 million under this line during 2005, of which $5.3 million was outstanding at December 31, 2005. The loans under this line are secured by certain equipment in our Watertown and Tewksbury facilities.

In March 2005, we  borrowed $2.0 million under a loan agreement with MassDevelopment to help finance certain tenant improvements to our commercial manufacturing facility in Tewksbury, Massachusetts. Interest accrues under the loan at 5.0% per annum with retroactive adjustments to 9% upon our reaching certain defined earning levels. The repayment of principal and accrued interest will coincide with the term of the Tewksbury lease which has a five-year, nine-month term with options to extend the lease for up to two additional five-year terms. No payments are due under the loan for the first twenty-four months. Unpaid interest during this twenty-four month period shall be accrued and principal and interest shall be repaid on a monthly basis thereafter such that the total amount outstanding shall fully amortize over the balance of the term in equal installments. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. The loan is secured by certain of the tenant improvements made at the Tewksbury facility.

On February 24, 2005, we issued 900,000 shares of 6.5% convertible exchangeable preferred stock (“Preferred Stock”) at $50.00 per share resulting in net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses. Each share of Preferred Stock has a liquidation preference of $50.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments.  During 2005, the Company paid $2.2 million in dividends on our Preferred Stock. As of December 31, 2005, 740,000 shares of Preferred Stock were outstanding. In February 2006, our board of directors declared a quarterly dividend on the Preferred Stock for all holders as of February 15, 2006. This dividend, which totaled $601,000 in aggregate, was paid on March 1, 2006.

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

As of December 31, 2005, 160,000 shares of Preferred Stock had been voluntarily converted into 1,166,181 shares of the Company’s common stock. In connection with such conversions, we issued an additional 288,526 shares of the Company’s common stock in satisfaction of the required Make-Whole payment.

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

In October 2004, we completed the second and final closing of a $21.1 million private financing, after deducting underwriting discounts, commissions and offering expenses. In July 2004 we completed the first closing of this financing. In the combined closings of the financing we issued to institutional and accredited investors an aggregate of 4,014,478 shares of common stock at a price of $6.25 per share and warrants to purchase up to an aggregate of 802,895 additional shares of common stock at an exercise price of $8.50 per share.

In April 2004, we entered into an equipment financing line with General Electric Capital Corporation. In 2004 and 2005, the Company borrowed an aggregate of $10.5 million against this line. As of December 31, 2005, net of repayments, we had $8.4 million outstanding under this line. Such borrowings are collateralized by corresponding equipment and other capital purchases with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for March 2009. Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.7% to 10.1%. No further additional amount may be borrowed under this line. The loans under this line are subject to acceleration upon the happening of certain customary events of default, including failure to timely pay principal and interest.

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed in which we granted Nycomed rights to develop and market AI-700 in Europe. Under the original terms of this agreement, Nycomed paid us license fees and research and development payments totaling $6.0 million in 2004 and $5.0 million in 2005. Nycomed is scheduled to pay us an additional $1.0 million in research and development payments in 2006. The original agreement also provides for Nycomed to pay to us up to $58.0 million in milestone payments upon achievement of certain regulatory milestones and sales goals. Under the agreement, Nycomed has agreed to pay us to manufacture AI-700 for them and to pay us royalties on Nycomed’s sales of AI-700. In October 2005, our agreement with Nycomed was amended such that Nycomed paid us an additional $150,000 in 2005 for activities associated with creating a brand name for AI-700 and related trademark activities which amount decreased by $150,000 the potential $58.0 in milestone payments which may be earned under the agreement. In February 2006, the Company and Nycomed agreed to further amend the agreement to accelerate $1.85 million in milestone payments in order to fund certain activities associated with the qualification of our manufacturing facility in Tewksbury, Massachusetts. We anticipate being paid this $1.85 million in 2006 as the qualification costs are incurred. Any payments received pursuant to these amendments are considered advances against a future milestone payment for a European regulatory filing, or MAA, and will be deducted from that milestone payment. In connection with our original agreement with Nycomed, we are obligated to pay a customary fee to our financial advisor. The fee is comprised of cash and warrants. The total amount of cash payments is dependent upon the timing and magnitude of the amounts paid to us by Nycomed. In 2004 and 2005, we paid our advisor $325,000 and $285,000, respectively, in connection with this transaction. On November 30, 2004, in connection with the Nycomed transaction, we issued a warrant to our financial advisor to purchase up to 55,732 shares of our common stock at an exercise price of $6.28 per share

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. This lease has a five year, nine month term with options to extend the lease for up to two additional five-year terms at predetermined rental rates. Initially, we will receive nine months of occupancy free of base rent, followed by base rent of approximately $400,000 for the next twelve months with scheduled annual rental rate increases thereafter. In October 2004, we paid an initial security deposit of $1.0 million to the landlord as part of the lease, subject to reduction if we make certain tenant improvements and upon the installation of equipment in the facility. In August 2004, we entered into a $2.0 million loan agreement with the Massachusetts Development Finance Agency, the economic development authority of the Commonwealth of Massachusetts, to help fund tenant improvements to the Tewksbury facility. Financing is available under this loan agreement upon completion by us of certain tenant improvements to the Tewksbury facility. The term of this facility, if utilized, is expected to coincide with the term of the Tewksbury lease. As of December 31, 2004, no borrowings had been made under this loan agreement.

We believe, based on our operating plans, that our existing resources, including scheduled proceeds from Nycomed, will be adequate to fund our planned operations, including spending necessary to complete enrollment in our AI-700 Phase 3 clinical program into early 2007, or longer if we elect to reduce our rate of spending. Unless we reduce our current rate of spending, we will require significant additional funds, which we may raise through public or private sales of equity, or from borrowings, or from strategic partners. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical trials and the size and timing of creating expanded manufacturing capabilities. We may also need additional funds for possible future strategic acquisitions of businesses, patent licenses, products or technologies complementary to our business. We do not expect to generate significant revenues for AI-700, other than possible license or milestone payments, unless or until we or current or potential partners complete clinical trials and receive marketing approval from the applicable regulatory authorities. Allowing our resources to become depleted may make future funding more difficult or expensive. When additional funds are required or, in advance of such requirements, we anticipate that funds will be needed, we may raise such funds from time to time through public or private sales of equity or from borrowings or from strategic partners or we may delay funding of certain development activities which could delay the filing of our AI-700 NDA and the commercialization of AI-700 which would have a materially adverse impact on our growth plans. We are evaluating our funding alternatives, additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from products under development.

Shelf Registration Statement

We have on file with the U.S. Securities and Exchange Commission “SEC” a “universal shelf” registration statement on Form S-3 (Registration No. 333-123854) which provides for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate of $81.3 million. This shelf registration statement was declared effective by the SEC on April 15, 2005. As of the filing of this report, the shelf registration statement remains effective and, subject to market conditions and our capital needs, and so long as we are then eligible to use the registration statement under SEC rules, we may again seek to use any remaining availability under the shelf registration statement by making an offering of securities covered for sale under the registration statement. In addition, we may amend our shelf registration statement or file a new shelf registration statement to increase our potential access to capital. If we elect to raise additional capital using a shelf registration statement, we may use the net proceeds from the sale of these securities for general corporate purposes, which may include funding clinical trials, research and development, regulatory activities and the qualification of our commercial manufacturing facility in Tewksbury, Massachusetts, acquisitions, including acquisitions of companies, products, intellectual property or other technology, repayment or refinancing of existing indebtedness, investments, capital expenditures, repurchase of our capital stock and for any other purposes that we may specify in any prospectus supplement. Our management has broad discretion in the use of net proceeds and could spend net proceeds in ways with which our shareholders may not agree and in ways that do not necessarily improve our operating results or the value of our common stock. The existence of this shelf registration statement is not intended to be indicative of any particular financing plan by us. If and when we pursue additional financing through the issuance of additional equity or debt securities, this shelf registration statement is intended to help facilitate such transactions.

Off-Balance Sheet Financing Arrangements

We currently do not have any special purpose entities or off-balance sheet financing arrangements other than operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period
(In Thousands)

Contractual Obligations	Total Obligations All Years	2006	2007 Through 2008	2009 Through 2010	After 2010
	(in thousands)
Capital lease obligations (including interest)	$77	$18	$35	$24	$—
Operating lease obligations	18,821	2,746	5,911	6,022	4,142
Notes payable (including interest)	18,531	4,952	10,508	3,071	—
Intellectual property acquisition cost obligations	6,000	3,000	3,000
Purchase orders for capital equipment and leasehold improvements	846	846	—	—	—
Total contractual cash obligations	$44,275	$11,562	$19,454	$9,117	$4,142

Our operating lease obligations relate to our facility leases.

As of December 31, 2005, we have entered into purchase orders for capital equipment and leasehold improvements which total approximately $6.2 million. Against these purchase orders we have paid approximately $5.3 million in deposits. The table above reflects the remaining amounts due on these purchase orders. In 2006, we anticipate expenditures for equipment purchases totaling approximately $3.0 to $4.0 million in excess of the above reflected amounts.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We are recognizing collaboration revenue of $12.0 million associated with the initial license and performance-based payments under the Nycomed agreement based on an estimated recognition period of forty-two months over which we are obligated to perform services supporting the agreement and assumes that AI-700 will be ready for commercialization before the end of 2007. This estimated recognition period may change if available facts and circumstances change. Were the estimated development period to be extended, we would record a reduction in cumulative revenue recognized in our statement of operations in the period in which the change in development period is determined. Our agreement with Nycomed has been modified such that Nycomed has paid us $150,000 for activities associated with creating a brand name for AI-700 and related trademark activities and to reimburse us for up to $1.8 million for support of activities to support the validation of the our commercial manufacturing facility for AI-700. These amounts were originally scheduled to be paid to us upon Nycomed’s filing for regulatory approval of AI-700 in Europe. While the amounts are not refundable, we plan to defer recognition of these amounts until after the original regulatory filing milestone has been achieved. Payments received for current and potential HDDS and PDDS feasibility studies, which are offset by costs incurred for such studies, are recognized as revenue over the estimated performance period of each such study. A change in these estimates could result in a significant change to the amount of revenue recognized in future periods. In addition, if the Nycomed collaboration agreement is terminated for reasons other than certain non-performance by us, we would recognize the remainder of the payments we have received or otherwise expect to collect over the amortization period at the time of termination. We will not recognize revenue associated with the potential additional $56 million in milestone-based payments that may be earned under the Nycomed agreement until the underlying regulatory and sales milestones are achieved.

Fixed Assets.   Property and equipment are recorded at cost and depreciated over their estimated useful lives of three to five years using the straight-line method. The majority of our equipment is related to our ongoing research and development activities, including equipment which, subject to regulatory approvals, we intended to use for commercial manufacture of AI-700. We consider that this equipment is placed in service when operation of the equipment is started-up and begin depreciating the equipment at this time. The equipment in our commercial manufacturing facility is currently undergoing research and development related activities that result in wear and tear on the equipment including include ongoing calibration and testing.

Leasehold improvements and equipment under capital leases are recorded at cost. We depreciate leasehold improvements and equipment under capital leases over the lesser of their useful lives or the remainder of their respective lease terms. During periods of leasehold build-out, we record such costs and construction in progress and do not begin depreciation of such costs until the improvements are substantially completed and available for use. We began depreciation of leasehold improvements at our Tewksbury facility in October 2005 upon receipt of an occupancy permit and taking occupancy of the facility. Our leasehold improvements costs on this facility approximate $23.6 million and are being depreciated ratably over remaining term of our present lease which is scheduled in expire in April 2010. We believe that the use of the original term of the lease for the depreciation period, rather than assuming that the lease term is renewed, is appropriate given the inherent uncertainties with a product such as AI-700, which has not yet completed its phase 3 clinical trials and requires regulatory approvals before it can be marketed.  The Risk Factors included under Section 1A of this document discuss the uncertainties associated with AI-700.

Accrued Expenses.   As part of the process of preparing consolidated financial statements we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include professional service fees, such as lawyers and accountants, and contract service fees such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, and fees paid to the engineering and construction management contractor used in the build-out of our commercial manufacturing facility for AI-700. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs which have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the United States of America.

Stock-Based Compensation and Other Equity Instruments.   We have elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, we have not recorded stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices at least equal to the fair value of the underlying common stock on the date of grant.  For those stock options that were granted at less than fair market value, are recorded as expense in the financial statements. In the notes to our consolidated financial statements we provide pro forma disclosures in accordance with SFAS No. 123 and related pronouncements. We expect to adopt SFAS No. 123R on January 1, 2006 using the Statement’s modified prospective application method. We do not yet have an estimate of the effect on our statements of operations of adopting SFAS No. 123. We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We account for transactions in which we grant warrants in connection with the issuance of debt in accordance with APB 14, Accounting for

Convertible Debt and Debt Issued with Stock Purchase Warrants. The two factors which most affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value.

Accounting for equity instruments granted or sold by us under APB No. 14, APB No. 25, SFAS No. 123 and EITF No. 96-18 requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can be readily estimated, we use the value of such goods or services to determine the fair value of the equity instruments. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can not be readily estimated, as is true in connection with most stock options and warrants granted to employees or non-employees, we estimated the fair value of the equity instruments based upon consideration of factors which we deemed to be relevant at the time using cost, market and/or income approaches to such valuations. Because shares of our common stock were not publicly traded prior to our initial public offering in October 2003, market factors historically considered in valuing stock and stock option grants include: (i) comparative values of public companies discounted for the risk and limited liquidity provided for in the shares we are issuing, (ii) pricing of private sales of our convertible preferred stock, (iii) prior valuations of stock grants and the effect of events that have occurred between the time of such grants, (iv) economic trends, (v) perspective provided by investment banks and (vi) the comparative rights and preferences of the security being granted compared to the rights and preferences of our other outstanding equity.

Derivative Liabilities.   The terms of our February 2005 convertible preferred stock offering and our March 2005 MassDevelopment loan agreement contain features considered to be embedded derivatives which are recorded at estimated fair value in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments (SFAS 133). The estimation of this fair value includes various assumptions and estimates, including assumptions and estimates of risk free interest rates, stock price volatility and the timing of future preferred stock conversions. Changes in these estimates and assumptions can increase or decrease the value of this derivative liability.  Changes in the fair value of the derivative financial instrument are included in other income (expense). The convertible preferred stock terms include a dividend make-whole payment provision, which has been initially recorded at its estimated fair value. This derivative liability is reduced upon conversion of the preferred stock as well as dividends declared by our board of directors, if any. The MassDevelopment loan agreement includes a provision for a retroactive interest rate increase in the event that we achieve certain defined positive operating cash flows. The initial fair value of the MassDevelopment loan derivative is being amortized over a term beginning with the loan agreement effective date and ending with the estimated payment date of the retroactive interest. The fair value of both derivative liabilities are re-measured at each reporting period.

Income Taxes.   As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of December 31, 2005, we had federal tax net operating loss carryforwards of $53.6 million, which expire through 2024. We also have research and development credit carryforwards of $6.1 million. We have recorded a valuation allowance to fully offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). In 2006, we expect to adopt SFAS No. 123R using the Statement’s modified prospective application method. While we believe the adoption of this standard will cause our annual compensation costs to increase, we have not yet estimated the amount of additional operating expense which will need to be recorded in 2006 upon the adoption of SFAS No.123R.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. Our equipment loans and capital leases are not subject to interest rate fluctuations because the interest rates are fixed at the time of borrowing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements, together with the independent auditors’ report, appear at pages F-1 through F-20, respectively, of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005 (the “Evaluation Date”), the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the periods covered by this report, the Company was not subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.

Internal Control Over Financial Reporting

During the fourth quarter of 2005, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005.

Code of Ethics

We have adopted a “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act and a “code of conduct” as defined by qualitative listing requirements promulgated by The Nasdaq National Market that apply to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We collectively refer to these codes as our Code of Business Conduct and Ethics, a current copy of which is attached as an exhibit to this Annual Report on Form 10-K. A current copy of our Code of Business Conduct and Ethics may also be obtained by any person, without charge, upon request directed to our Investor Relations department at: Acusphere, Inc., Attention: Investor Relations, 500 Arsenal Street, Watertown, MA 02472.

We intend to disclose substantive amendments to or waivers (including implicit waivers) of any provision of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website available at http://www.acusphere.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.   Consolidated Financial Statements.

For a list of the financial information included herein, see the Index on Page F-1.

2.   Financial Statement Schedules.

Except for the schedule of Unaudited Quarterly Results of Operations no financial statement schedules have been submitted because they are not required, not applicable, or because the information required is included in the financial statements or the notes thereto.

3.   Exhibit Index.

Exhibit Number	Description
3.01

Amended and Restated Certificate of Incorporation of registrant (incorporated herein by reference to Exhibit 3.01 to the registrant’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005)

3.02	Amended and Restated By-laws of registrant (incorporated herein by reference to Exhibit 3.04 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)
3.03

Certificate of Powers, Designations, Preferences and Rights of the registrant’s 6 1/2% Convertible Exchangeable Preferred Stock (incorporated herein by reference to Exhibit 3.04 to the registrant’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005)

4.01	Specimen Certificate for shares of common stock of registrant (incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)
4.02

Form of Indenture between the registrant and The Bank of New York, as trustee, relating to the issuance from time to time in one or more series of debentures, notes, bonds or other evidences of indebtedness (incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement on Form S-3, File No. 333-121618)

4.03	Form of Debt Security (incorporated herein by reference to Exhibit 4.02 to the registrant’s Registration Statement on Form S-3, File No. 333-121618)
4.04

Form of Debt Warrant Agreement (together with form of Debt Warrant Certificate (incorporated herein by reference to Exhibit 4.03 to the registrant’s Registration Statement on Form S-3, File No. 333-121618)

4.05

Form of Common Stock Warrant Agreement (together with form of Common Stock Warrant Certificate (incorporated herein by reference to Exhibit 4.04 to the registrant’s Registration Statement on Form S-3, File No. 333-121618)

4.06

Form of Preferred Stock Warrant Agreement (together with form of Preferred Stock Warrant Certificate) (incorporated herein by reference to Exhibit 4.05 to the registrant’s Registration Statement on Form S-3, File No. 333-121618)

4.07

Form of Designation for the Preferred Stock (together with Preferred Stock Certificate) (incorporated herein by reference to Exhibit 4.06 to the registrant’s Registration Statement on Form S-3, File No. 333-121618)

4.08

Indenture between the registrant and The Bank of New York, as trustee, relating to the issuance of 6 1/2% Convertible Subordinated Debentures (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed February 28, 2005)

4.09	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.01)
4.10	Certificate of Powers, Designations, Preferences and Rights of the registrant’s 6 1/2% Convertible Exchangeable Preferred Stock (incorporated by reference to Exhibit 3.03)
10.01†	1994 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.01 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)
10.02†	2003 Stock Plan (incorporated herein by reference to Exhibit 10.02 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)
10.03†	2003 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.03 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)
10.04†	Acusphere, Inc. 2005 Stock Option and Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 20, 2005)
10.05†	Acusphere, Inc. Management Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 16, 2005)
10.06†

Stock Repurchase and Registration Agreement by and among the registrant, Harry R. Allcock, Sherri C. Oberg, Robert S. Langer, Richard Kronenthal and Walter Levison, dated as of April 30, 1996 (incorporated herein by reference to Exhibit 10.05 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.07†

Letter Agreement by and among the registrant, Sherri C. Oberg and Robert S. Langer, dated as of April 30, 1996 (incorporated herein by reference to Exhibit 10.06 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.08

Tenth Amended and Restated Investors’ Rights Agreement by and among registrant, Sherri C. Oberg and the Investors named therein, dated as of April 11, 2003, as amended (incorporated herein by reference to Exhibit 10.07 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.9

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of June 6, 1997 (incorporated herein by reference to Exhibit 10.09 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.10

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of February 26, 1998 (incorporated herein by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.11

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of August 19, 1998 (incorporated herein by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.12

Warrant Agreement by and between the registrant and Gregory Stento, dated as of August 19, 1998 (incorporated herein by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.13

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of October 16, 1998 (incorporated herein by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.14

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of October 19, 1998 (incorporated herein by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.15

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of January 5, 2000 (incorporated herein by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.16

Master Lease Agreement by and among the registrant, Acusphere Securities Corporation and Transamerica Business Credit Corporation, dated as of February 21, 2001 (incorporated herein by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.17

Warrant Agreement by and between the registrant and TBCC Funding Trust I, dated of February 21, 2001 (incorporated herein by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.18

Lease Agreement, by and between registrant and ARE-500 Arsenal Street, LLC, dated as of March 30, 2001 (incorporated herein by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.19

Warrant Agreement by and between the registrant and Alexandria Real Estate Equities, L.P., dated of March 30, 2001 (incorporated herein by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.20

CTM Agreement by and between the registrant and Hollister-Stier Laboratories LLC, dated as of September 7, 2001 (incorporated herein by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)

10.21

Development and Supply Agreement by and between the registrant and Hollister-Stier Laboratories LLC dated as of November 30, 2001 (incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)

10.22

Warrant Agreement by and between the registrant and GATX Ventures, Inc., dated as of September 27, 2001 (incorporated herein by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.23

Warrant Agreement by and between the registrant and Venture Lending & Leasing III, LLC, dated as of September 27, 2001 (incorporated herein by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.24

Termination Agreement by and among the registrant, Acusphere Newco, Ltd., Elan Corporation, plc, Elan Pharma International Limited and Elan International Services, Ltd. dated as of September 26, 2003 (incorporated herein by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)

10.25

Form of Indemnification Agreement by and between the registrant and each of its directors (incorporated herein by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.26

Form of Warrant issued by the registrant dated as of April 11, 2003 and June 27, 2003 to each of the investors listed on the schedule of warrantholders attached thereto (incorporated herein by reference to Exhibit 10.29 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.27†

Form of Indemnification Agreement by and between the registrant and certain of its employees (incorporated herein by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.28

Form of Stock and Warrant Purchase Agreement dated as of July 29, 2004 (incorporated herein by reference to Exhibit 10.01 to the registrant’s Current Report on Form 8-K filed July 29, 2004 (File No. 000-50405))

10.29	Form of Warrant issued by the registrant to certain investors (incorporated herein by reference to Exhibit 10.02 to the registrant’s Current Report on Form 8-K filed July 29, 2004)
10.30

Amendment No. 2 to Tenth Amended and Restated Investors’ Rights Agreement dated as of July 29, 2004 (incorporated herein by reference to Exhibit 10.03 to the registrant’s Current Report on Form 8-K filed July 29, 2004)

10.31

Collaboration, License and Supply Agreement by and between the registrant and Nycomed Danmark ApS dated July 6, 2004 (incorporated herein by reference to Exhibit 10.04 to the registrant’s Amendment No. 2 to Form S-1 Registration Statement on Form S-3, File No. 333-119027) (confidential treatment previously granted)

10.32

First Amendment to Collaboration, License and Supply Agreement by and between the registrant and Nycomed Danmark ApS dated October 19, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 24, 2005)

10.33

Commercial Building Lease by and between 890 East LLC and the registrant dated as of July 20, 2004 (incorporated herein by reference to Exhibit 10.05 to the registrant’s Amendment No. 2 to Form S-1 Registration Statement on Form S-3, File No. 333-119027) (confidential treatment previously granted)

10.34	Promissory Note with Massachusetts Development Finance Agency (incorporated herein by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1, File No. 333-119027)
10.35	Promissory Note with Massachusetts Development Finance Agency (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 25, 2005)
10.36

Master Security Agreement by and between the registrant and General Electric Capital Corporation dated April 16, 2004 (incorporated herein by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-1, File No. 333-119027)

10.37

Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 2, 2005)

10.38

Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 23, 2004)

10.39

Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed January 2, 2005)

10.40

Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed March 2, 2005)

10.41

Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 4, 2005)

10.42

Master Security Agreement by and between the registrant and Oxford Finance Corporation dated June 20, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005)

10.43

Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 27, 2005)

10.44

Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed August 31, 2005)

10.45

Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 29, 2005)

10.46

Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed November 21, 2005)

10.47

Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 21, 2005)

10.48

Terms and Conditions for Engineering, Procurement and Construction Management Services (incorporated herein by reference to Exhibit 10.09 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)

10.49

Contract Work Authorization (Form 1) No. 1 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)

10.50

Contract Work Authorization (Form 1) No. 2 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 14, 2004)

10.51

Contract Work Authorization (Form 1) No. 3 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed March 14, 2005)

10.52

Contract Work Authorization (Form 1) No. 4 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 19, 2005)

10.53

Contract Work Authorization (Form 1) No. 5 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 2, 2005)

10.54

Contract Work Authorization (Form 1) No. 6 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 18, 2005)

10.55

Contract Work Authorization (Form 1) No. 7 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 20, 2005)

10.56

Contract Work Authorization (Form 1) No. 8 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 20, 2005)

10.57

Contract Work Authorization (Form 1) No. 9 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 9, 2005)

10.58

Contract Work Authorization (Form 1) No. 10 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 7, 2005)

10.59

Contract Work Authorization (Form 1) No. 11 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 3, 2005)

10.60

Contract Work Authorization (Form 2) No. 1 for Agency Procurements (incorporated herein by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)

10.61	Contract Work Authorization (Form 2) No. 2 for Agency Procurements (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 14, 2005)
10.62

Contract Work Authorization (Form 2) No. 2 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 14, 2004)

10.63†

Form of 2005 Stock Option and Incentive Plan Incentive Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.64†

Form of 2005 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.65†

Form of 2005 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (1 year vesting schedule) (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.66†

Form of 2003 Stock Option and Incentive Plan Incentive Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.67†

Form of 2003 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.68†

Form of 2003 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (1 year vesting schedule) (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.69

Amendment No. 3 to Tenth Amended and Restated Investors’ Rights Agreement dated as of October 26, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 1, 2004)

10.70

Amendment to Lease between ARE-500 Arsenal Street, LLC and Acusphere, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005)

10.71

Patent Transfer agreement dated May 11, 2005 between Schering Aktiengesellschaft and Acusphere, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005)

12.01	Computation of Ratios of Earnings to Fixed Charges (incorporated herein by reference to Exhibit 12.01 to the registrant’s Registration Statement on Form S-3, File No. 333-121618)
14.01*	Code of Business Conduct and Ethics
21.01*	List of Subsidiaries
23.01*	Consent of Deloitte & Touche LLP
24.01*	Power of Attorney (included in signature page)
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1**	Section 1350 Certifications

*                    Filed herewith.

**             Furnished herewith

†                    Indicates a management contract or any compensatory plan, contract or arrangement.

(b)   Exhibits.

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

(c)   Financial Statement Schedule.

Except for the schedule of Unaudited Quarterly Results of Operations no financial statement schedules have been submitted because they are not required, not applicable, or because the information required is included in the financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUSPHERE, INC.
By: /s/ Sherri C. Oberg
Sherri C. Oberg
President and Chief Executive Officer
Date: March 20, 2006

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

Signature	Title	Date
/s/ SHERRI C. OBERG	President and Chief Executive Officer and Director	March 20, 2006
Sherri C. Oberg	(Principal Executive Officer)
/s/ JOHN F. THERO	Senior Vice President and Chief Financial Officer	March 20, 2006
John F. Thero	(Principal Financial and Accounting Officer)
/s/ JR. FRANK BALDINO, JR.	Director	March 20, 2006
JR. Frank Baldino, Jr.
/s/ GAREN BOHLIN	Director	March 20, 2006
Garen Bohlin
/s/ SANDRA L. FENWICK	Director	March 20, 2006
Sandra L. Fenwick
/s/ MARTYN GREENACRE	Director	March 20, 2006
Martyn Greenacre
/s/ DEREK LEMKE-VON AMMON	Director	March 20, 2006
Derek Lemke-von Ammon

EXHIBIT INDEX

Exhibit Number	Description
3.01

Amended and Restated Certificate of Incorporation of registrant (incorporated herein by reference to Exhibit 3.01 to the registrant’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005)

3.02	Amended and Restated By-laws of registrant (incorporated herein by reference to Exhibit 3.04 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)
3.03

Certificate of Powers, Designations, Preferences and Rights of the registrant’s 6.5% Convertible Exchangeable Preferred Stock (incorporated herein by reference to Exhibit 3.04 to the registrant’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005)

4.01	Specimen Certificate for shares of common stock of registrant (incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)
4.02

Form of Indenture between the registrant and The Bank of New York, as trustee, relating to the issuance from time to time in one or more series of debentures, notes, bonds or other evidences of indebtedness (incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement on Form S-3, File No. 333-121618)

4.03	Form of Debt Security (incorporated herein by reference to Exhibit 4.02 to the registrant’s Registration Statement on Form S-3, File No. 333-121618)
4.04

Form of Debt Warrant Agreement (together with form of Debt Warrant Certificate (incorporated herein by reference to Exhibit 4.03 to the registrant’s Registration Statement on Form S-3, File No. 333-121618)

4.05

Form of Common Stock Warrant Agreement (together with form of Common Stock Warrant Certificate (incorporated herein by reference to Exhibit 4.04 to the registrant’s Registration Statement on Form S-3, File No. 333-121618)

4.06

Form of Preferred Stock Warrant Agreement (together with form of Preferred Stock Warrant Certificate) (incorporated herein by reference to Exhibit 4.05 to the registrant’s Registration Statement on Form S-3, File No. 333-121618)

4.07

Form of Designation for the Preferred Stock (together with Preferred Stock Certificate) (incorporated herein by reference to Exhibit 4.06 to the registrant’s Registration Statement on Form S-3, File No. 333-121618)

4.08

Indenture between the registrant and The Bank of New York, as trustee, relating to the issuance of 6.5% Convertible Subordinated Debentures (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed February 28, 2005)

4.09	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.01)
4.10	Certificate of Powers, Designations, Preferences and Rights of the registrant’s 6.5% Convertible Exchangeable Preferred Stock (incorporated by reference to Exhibit 3.03)
10.01†	1994 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.01 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)
10.02†	2003 Stock Plan (incorporated herein by reference to Exhibit 10.02 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)
10.03†	2003 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.03 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)
10.04†	Acusphere, Inc. 2005 Stock Option and Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 20, 2005)
10.05†	Acusphere, Inc. Management Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 16, 2005)
10.06†

Stock Repurchase and Registration Agreement by and among the registrant, Harry R. Allcock, Sherri C. Oberg, Robert S. Langer, Richard Kronenthal and Walter Levison, dated as of April 30, 1996 (incorporated herein by reference to Exhibit 10.05 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.07†

Letter Agreement by and among the registrant, Sherri C. Oberg and Robert S. Langer, dated as of April 30, 1996 (incorporated herein by reference to Exhibit 10.06 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.08

Tenth Amended and Restated Investors’ Rights Agreement by and among registrant, Sherri C. Oberg and the Investors named therein, dated as of April 11, 2003, as amended (incorporated herein by reference to Exhibit 10.07 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.9

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of June 6, 1997 (incorporated herein by reference to Exhibit 10.09 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.10

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of February 26, 1998 (incorporated herein by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.11

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of August 19, 1998 (incorporated herein by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.12

Warrant Agreement by and between the registrant and Gregory Stento, dated as of August 19, 1998 (incorporated herein by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.13

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of October 16, 1998 (incorporated herein by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.14

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of October 19, 1998 (incorporated herein by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.15

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of January 5, 2000 (incorporated herein by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.16

Master Lease Agreement by and among the registrant, Acusphere Securities Corporation and Transamerica Business Credit Corporation, dated as of February 21, 2001 (incorporated herein by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.17

Warrant Agreement by and between the registrant and TBCC Funding Trust I, dated of February 21, 2001 (incorporated herein by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.18

Lease Agreement, by and between registrant and ARE-500 Arsenal Street, LLC, dated as of March 30, 2001 (incorporated herein by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.19

Warrant Agreement by and between the registrant and Alexandria Real Estate Equities, L.P., dated of March 30, 2001 (incorporated herein by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.20

CTM Agreement by and between the registrant and Hollister-Stier Laboratories LLC, dated as of September 7, 2001 (incorporated herein by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)

10.21

Development and Supply Agreement by and between the registrant and Hollister-Stier Laboratories LLC dated as of November 30, 2001 (incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)

10.22

Warrant Agreement by and between the registrant and GATX Ventures, Inc., dated as of September 27, 2001 (incorporated herein by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.23

Warrant Agreement by and between the registrant and Venture Lending & Leasing III, LLC, dated as of September 27, 2001 (incorporated herein by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.24

Termination Agreement by and among the registrant, Acusphere Newco, Ltd., Elan Corporation, plc, Elan Pharma International Limited and Elan International Services, Ltd. dated as of September 26, 2003 (incorporated herein by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)

10.25

Form of Indemnification Agreement by and between the registrant and each of its directors (incorporated herein by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.26

Form of Warrant issued by the registrant dated as of April 11, 2003 and June 27, 2003 to each of the investors listed on the schedule of warrantholders attached thereto (incorporated herein by reference to Exhibit 10.29 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.27†

Form of Indemnification Agreement by and between the registrant and certain of its employees (incorporated herein by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.28

Form of Stock and Warrant Purchase Agreement dated as of July 29, 2004 (incorporated herein by reference to Exhibit 10.01 to the registrant’s Current Report on Form 8-K filed July 29, 2004 (File No. 000-50405))

10.29	Form of Warrant issued by the registrant to certain investors (incorporated herein by reference to Exhibit 10.02 to the registrant’s Current Report on Form 8-K filed July 29, 2004)
10.30

Amendment No. 2 to Tenth Amended and Restated Investors’ Rights Agreement dated as of July 29, 2004 (incorporated herein by reference to Exhibit 10.03 to the registrant’s Current Report on Form 8-K filed July 29, 2004)

10.31

Collaboration, License and Supply Agreement by and between the registrant and Nycomed Danmark ApS dated July 6, 2004 (incorporated herein by reference to Exhibit 10.04 to the registrant’s Amendment No. 2 to Form S-1 Registration Statement on Form S-3, File No. 333-119027) (confidential treatment previously granted)

10.32

First Amendment to Collaboration, License and Supply Agreement by and between the registrant and Nycomed Danmark ApS dated October 19, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 24, 2005)

10.33

Commercial Building Lease by and between 890 East LLC and the registrant dated as of July 20, 2004 (incorporated herein by reference to Exhibit 10.05 to the registrant’s Amendment No. 2 to Form S-1 Registration Statement on Form S-3, File No. 333-119027) (confidential treatment previously granted)

10.34	Promissory Note with Massachusetts Development Finance Agency (incorporated herein by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1, File No. 333-119027)
10.35	Promissory Note with Massachusetts Development Finance Agency (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 25, 2005)
10.36

Master Security Agreement by and between the registrant and General Electric Capital Corporation dated April 16, 2004 (incorporated herein by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-1, File No. 333-119027)

10.37

Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 2, 2005)

10.38

Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 23, 2004)

10.39

Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed January 2, 2005)

10.40

Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed March 2, 2005)

10.41

Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 4, 2005)

10.42

Master Security Agreement by and between the registrant and Oxford Finance Corporation dated June 20, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005)

10.43

Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 27, 2005)

10.44

Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed August 31, 2005)

10.45

Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 29, 2005)

10.46

Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed November 21, 2005)

10.47

Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 21, 2005)

10.48

Terms and Conditions for Engineering, Procurement and Construction Management Services (incorporated herein by reference to Exhibit 10.09 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)

10.49

Contract Work Authorization (Form 1) No. 1 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)

10.50

Contract Work Authorization (Form 1) No. 2 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 14, 2004)

10.51

Contract Work Authorization (Form 1) No. 3 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed March 14, 2005)

10.52

Contract Work Authorization (Form 1) No. 4 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 19, 2005)

10.53

Contract Work Authorization (Form 1) No. 5 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 2, 2005)

10.54

Contract Work Authorization (Form 1) No. 6 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 18, 2005)

10.55

Contract Work Authorization (Form 1) No. 7 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 20, 2005)

10.56

Contract Work Authorization (Form 1) No. 8 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 20, 2005)

10.57

Contract Work Authorization (Form 1) No. 9 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 9, 2005)

10.58

Contract Work Authorization (Form 1) No. 10 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 7, 2005)

10.59

Contract Work Authorization (Form 1) No. 11 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 3, 2005)

10.60

Contract Work Authorization (Form 2) No. 1 for Agency Procurements (incorporated herein by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)

10.61	Contract Work Authorization (Form 2) No. 2 for Agency Procurements (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 14, 2005)
10.62

Contract Work Authorization (Form 2) No. 2 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 14, 2004)

10.63†

Form of 2005 Stock Option and Incentive Plan Incentive Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.64†

Form of 2005 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.65†

Form of 2005 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (1 year vesting schedule) (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.66†

Form of 2003 Stock Option and Incentive Plan Incentive Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.67†

Form of 2003 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.68†

Form of 2003 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (1 year vesting schedule) (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.69

Amendment No. 3 to Tenth Amended and Restated Investors’ Rights Agreement dated as of October 26, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 1, 2004)

10.70

Amendment to Lease between ARE-500 Arsenal Street, LLC and Acusphere, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005)

10.71

Patent Transfer agreement dated May 11, 2005 between Schering Aktiengesellschaft and Acusphere, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005)

12.01	Computation of Ratios of Earnings to Fixed Charges (incorporated herein by reference to Exhibit 12.01 to the registrant’s Registration Statement on Form S-3, File No. 333-121618)
14.01*	Code of Business Conduct and Ethics
21.01*	List of Subsidiaries
23.01*	Consent of Deloitte & Touche LLP
24.01*	Power of Attorney (included in signature page)
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certifications

*       Filed herewith.

**     Furnished herewith

†       Indicates a management contract or any compensatory plan, contract or arrangement.

ACUSPHERE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Acusphere, Inc.

Watertown, Massachusetts

We have audited the accompanying consolidated balance sheets of Acusphere, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders’ equity, and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 16, 2006

ACUSPHERE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,179,915	$51,112,341
Other current assets	2,096,681	1,141,721
Total current assets	47,276,596	52,254,062
PROPERTY AND EQUIPMENT, at cost:
Property and equipment	20,876,140	53,725,961
Less accumulated depreciation and amortization	8,006,819	11,886,288
Property and equipment, net	12,869,321	41,839,673
OTHER ASSETS	1,857,306	1,745,393
TOTAL	$62,003,223	$95,839,129
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,071,627	$6,726,721
Current portion of deferred revenue	3,428,571	3,428,571
Derivative liability	—	1,078,490
Accounts payable	4,237,934	3,179,917
Accrued expenses	4,396,020	6,829,240
Total current liabilities	13,134,152	21,242,939
LONG-TERM LIABILITIES:
Long-term obligations, net of current portion	2,502,579	14,600,803
Deferred revenue, net of current portion	857,143	2,578,571
Total long-term liabilities	3,359,722	17,179,374
COMMITMENTS (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share Authorized—5,000,000 shares as of December 31, 2004 and 2005 Designated 6.5% convertible exchangeable—none as of December 31, 2004 and 1,000,000 shares as of December 31, 2005; issued and outstanding, none as of December 31, 2004 and 740,000 shares as of December 31, 2005	—	7,400
Common stock, $0.01 par value per share Authorized, 98,500,000 shares as of December 31, 2004 and 2005; issued and outstanding, 17,810,922 shares as of December 31, 2004 and 22,870,559 as of December 31, 2005	178,109	228,706
Additional paid-in capital	221,672,237	277,591,555
Deferred stock-based compensation	(914,492)	(358,965)
Accumulated deficit	(175,426,505)	(220,051,880)
Total stockholders’ equity	45,509,349	57,416,816
TOTAL	$62,003,223	$95,839,129

See notes to consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2004	2005
COLLABORATION REVENUE	$—	$1,714,286	$3,428,571
OPERATING EXPENSES:
Research and development	14,818,253	25,975,601	42,159,164
General and administrative	4,890,136	6,165,922	7,446,070
Total operating expenses	19,708,389	32,141,523	49,605,234
Interest income	199,883	557,747	1,844,909
Other income	22,701	43,718	—
Change in valuation of derivative	—	—	257,010
Interest expense	(2,437,632)	(133,276)	(550,631)
NET LOSS	(21,923,437)	(29,959,048)	(44,625,375)
Dividends on preferred stock	(5,948,073)	—	(2,418,457)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(27,871,510)	$(29,959,048)	$(47,043,832)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE—Basic and diluted	$(6.66)	$(1.92)	$(2.49)
WEIGHTED-AVERAGE SHARES OUTSTANDING—Basic and diluted	4,187,672	15,602,832	18,897,130

See notes to consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
STOCKHOLDERS’ EQUITY, AND COMPREHENSIVE LOSS

			Stockholders’ Equity
	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Deferred		Total
	Number of Shares	Carrying Value	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Paid-in Capital	Number of Shares	Cost	Comprehensive Income	Stock-Based Compensation	Accumulated Deficit	Stockholders’ Equity	Comprehensive Loss
BALANCE, January 1, 2003	31,145,083	$ 91,467,075	$ —	$ —	1,218,876	$ 12,189	$ 34,029,519	6,027	$ (361)	$ 288	$ (1,793,404)	$ (117,595,947)	$ (85,347,716)
Exercise of stock options					34,395	344	67,800						68,144
Issuance of restricted common stock					14,956	150	102,149				(102,299)		—
Warrants issued with convertible notes							761,500						761,500
Retirement of treasury stock					(6,027)	(60)	(301)	(6,027)	361				—
Conversion of preferred shares to common	(3,731,999)	(9,123,216)			732,600	7,326	9,115,890						9,123,216
Amortization of deferred stock-based compensation											1,307,052		1,307,052
Deferred stock-based compensation related to employees							1,396,347				(1,396,347)		—
Reversal of deferred compensation							(261,769)				261,769		—
Issuance of common stock from exercise of warrant					998	10	(10)						—
Unrealized loss on short-term investments										(288)			(288)	$ (288)
Accretion of dividends and offering costs on preferred stock		5,948,073										(5,948,073)	(5,948,073)
Dividends forfeited on preferred stock conversion		(23,521,685)					23,521,685						23,521,685
Issuance of common stock from initial public offering (“IPO”), net of offering costs					3,750,000	37,500	47,580,943						47,618,443
Issuance of common stock from convertible notes payable and accrued interest, at IPO					2,411,846	24,118	20,400,152						20,424,270
Conversion of preferred shares to common, at IPO	(27,413,084)	(64,770,247)			6,136,889	61,368	64,708,879						64,770,247
Net loss												(21,923,437)	(21,923,437)	(21,923,437)
Comprehensive net loss														$ (21,923,725)
BALANCE, DECEMBER 31, 2003	—	—	—	—	14,294,533	142,945	201,422,784	—	—	—	(1,723,229)	(145,467,457)	54,375,043

See notes to consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
STOCKHOLDERS’ EQUITY, AND COMPREHENSIVE LOSS (Continued)

			Stockholders’ Equity
	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Deferred		Total
	Number of Shares	Carrying Value	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Paid-in Capital	Number of Shares	Cost	Comprehensive Income	Stock-Based Compensation	Accumulated Deficit	Stockholders’ Equity	Comprehensive Loss
BALANCE, DECEMBER 31, 2003	—	—	—	—	14,294,533	142,945	201,422,784	—	—	—	(1,723,229)	(145,467,457)	54,375,043
Exercise of stock options					68,734	687	88,909						89,596
Issuance of common stock from employee stock purchase plan					3,960	40	24,407						24,447
Issuance of common stock to board members for services performed					3,695	37	23,557				(23,594)		—
Amortization of deferred stock-based compensation											940,078		940,078
Deferred stock-based compensation related to non-employees							150,852				(150,852)		—
Reversal of deferred compensation for terminated employees							(43,105)				43,105		—
Warrant issued to financial advisor							241,639						241,639
Issuance of common stock from private financing, net of offering costs					3,440,000	34,400	19,763,194						19,797,594
Net loss												(29,959,048)	(29,959,048)	(29,959,048)
Comprehensive net loss														(29,959,048)
BALANCE, DECEMBER 31, 2004	—	—	—	—	17,810,922	178,109	221,672,237	—	—	—	(914,492)	(175,426,505)	45,509,349

See notes to consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
STOCKHOLDERS’ EQUITY, AND COMPREHENSIVE LOSS (Continued)

			Stockholders’ Equity
	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Deferred		Total
	Number of Shares	Carrying Value	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Paid-in Capital	Number of Shares	Cost	Comprehensive Income	Stock-Based Compensation	Accumulated Deficit	Stockholders’ Equity	Comprehensive Loss
BALANCE, DECEMBER 31, 2004	—	—	—	—	17,810,922	178,109	221,672,237	—	—	—	(914,492)	(175,426,505)	45,509,349
Exercise of stock options					20,089	201	20,884						21,085
Issuance of common stock from employee stock purchase plan					8,017	81	38,055						38,136
Issuance of common stock to board members for services performed					10,824	108	58,642				(58,750)		—
Amortization of deferred stock-based compensation											573,822		573,822
Deferred stock-based compensation related to non-employees							(37,992)				37,992		—
Reversal of deferred compensation for terminated employees							(2,463)				2,463		—
Issuance of common and preferred stock from financing, net of offering costs			900,000	9,000	3,566,000	35,660	56,350,678						56,395,338
Preferred stock conversion including make-whole dividend			(160,000)	(1,600)	1,454,707	14,547	1,709,554						1,722,501
Dividends paid on preferred stock							(2,218,040)						(2,218,040)
Net loss												(44,625,375)	(44,625,375)	(44,625,375)
Comprehensive net loss														$(44,625,375)
BALANCE, DECEMBER 31, 2005	—	—	740,000	$7,400	22,870,559	$228,706	$277,591,555	—	—	—	$(358,965)	$(220,051,880)	$57,416,816

See notes to consolidated financial statements.

(concluded)

ACUSPHERE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,923,437)	$(29,959,048)	$(44,625,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,307,052	940,078	573,822
Depreciation and amortization	1,733,417	1,367,837	4,007,291
Loss on disposal of property and equipment	—	30,545	—
Write-off of noncash IP acquisition cost	—	—	5,218,132
Noncash interest expense	1,120,526	43,261	795,133
Noncash rent expense	53,640	244,068	510,668
Noncash amortization of deferred revenue	—	(1,714,286)	(3,428,572)
Noncash amortization of fee to financial advisor	—	100,000	269,040
Noncash amortization of warrants to financial advisor	—	34,520	—
Noncash change in valuation of derivative	—	—	(257,009)
Changes in operating assets and liabilities:
Deferred revenue	—	6,000,000	5,150,000
Other current assets	(283,836)	(1,390,728)	613,698
Accounts payable	782,267	2,717,952	(1,058,018)
Accrued expenses	1,703,194	2,266,580	1,548,687
Net cash used in operating activities	(15,507,177)	(19,319,221)	(30,682,503)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(534,713)	(12,183,102)	(32,977,643)
Increase in other assets	(119,220)	(257,506)	111,913
Maturities of short-term investments	195,410	—	—
Net cash used in investing activities	(458,523)	(12,440,608)	(32,865,730)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(4,395,089)	(979,545)	(2,546,510)
Proceeds from long-term obligations	19,440,342	3,445,274	14,732,649
Net proceeds from sale of redeemable convertible preferred stock	—	—	41,887,416
Net proceeds from sale of common stock in initial public offering	47,618,443	—	—
Net proceeds from sales of common stock	—	19,797,594	17,565,923
Payment of preferred stock dividends	—	—	(2,218,040)
Proceeds from exercise of stock options	68,144	89,596	21,085
Proceeds from issuance of common stock from employee stock purchase plan	—	24,447	38,136
Net cash provided by financing activities	62,731,840	22,377,366	69,480,659

(continued)

See notes to consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2003	2004	2005
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,766,140	(9,382,463)	5,932,426
CASH AND CASH EQUIVALENTS, Beginning of period	7,796,238	54,562,378	45,179,915
CASH AND CASH EQUIVALENTS, End of period	$54,562,378	$45,179,915	$51,112,341
SUPPLEMENTAL SCHEDULE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$1,317,106	$90,013	$990,241
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING TRANSACTIONS:
Common stock issued for preferred conversion, including make whole dividend	—	—	1,722,501
Common stock issued to board members for services performed	—	23,594	58,750
Common stock warrants issued to financial advisor	$—	$241,639	$—
Unrealized gain (loss) on investments	$(288)	$—	$—
Deferred compensation for services to be performed	$1,236,877	$—	$—
Accretion of preferred stock dividends and offering costs	$5,948,073	$—	$—
Dividends forfeited on preferred stock conversion	$23,521,685	$—	$—
Common stock warrants issued with convertible notes	$761,500	$—	$—
Common stock warrants exercised	$10	$—	$—
Promissory notes and accrued interest converted into common stock, at IPO	$20,424,270	$—	$—

(concluded)

See notes to consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations

Acusphere, Inc. and Subsidiaries (“Acusphere” or the “Company”) is a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using its proprietary microparticle technology. The Company’s lead product, AI-700, is in Phase 3 clinical trials.

Acusphere is devoting substantially all of its efforts towards the research and development of its product candidates and raising capital. Acusphere is subject to a number of risks. Principal among these risks are the need to develop regulatory approved commercially usable products, competition from substitute products and larger companies and the need to obtain adequate financing necessary to fund product development.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain accounting policies described below and elsewhere in the notes to the consolidated financial statements.

Principles of Consolidation—The accompanying consolidated financial statements include the amounts of Acusphere, Inc. and its wholly owned subsidiaries, Acusphere Securities Corporation, Acusphere, Ltd. and Acusphere Newco, Ltd. (to February 2003). Acusphere Securities Corporation was established in December 1996 as a Massachusetts securities corporation. Acusphere, Ltd. was established in 2004 for statutory purposes and has no operations, employees or assets. Acusphere Newco, Ltd., as established in June 2000 by the Company and Elan Corporation, plc. (“Elan”), was 80.1% owned by the Company. In September 2002, the joint venture relationship was terminated at which time Acusphere Newco, Ltd. became a wholly owned subsidiary of the Company. In February 2003, Acusphere Newco, Ltd. was dissolved. The Company’s investment in Acusphere Newco, Ltd. was accounted for under the equity method from inception through the termination date of the joint venture relationship and consolidated from that date through February 2003. All intercompany balances and transactions have been eliminated in consolidation.

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

Property and Equipment—Property and equipment are recorded at cost and depreciated over their estimated useful lives of three to five years using the straight-line method. The majority of equipment is related to ongoing research and development activities, including equipment intended for commercial manufacture of AI-700.  The equipment in our commercial manufacturing facility was placed in service in October 2005 and is being utilized in research and development related activities, including ongoing calibration and testing. Depreciation commences on equipment when it is placed in service. Interest costs associated with the construction of the facility were capitalized in accordance with the provisions of SFAS No. 34, “Capitalization of Interest.”

Equipment under capital leases and leasehold improvements are depreciated over the lesser of their useful lives or the remainder of the lease term. Depreciation of such equipment and leasehold improvements commences when it is placed in service. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of certain assets might not be recoverable and recognizes a loss when it is probable that the estimated future cash flows will be less than the carrying value of the asset. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for manufacturing facility start-up and validation are charged to expense as incurred.

Other Assets—Other assets consist primarily of lease related deposits and deferred rent expense.

Fair Value of Financial Instruments—The carrying amounts of Acusphere’s financial instruments, which include cash equivalents, accounts payable, accrued expenses, and long-term obligations, approximate their fair values.

Concentrations of Credit Risk and Limited Suppliers—The financial instruments that potentially subject Acusphere to concentrations of credit risk are cash and cash equivalents. Acusphere’s cash and cash equivalents are maintained with a highly rated commercial bank and its related investment management company.

Acusphere relies on certain materials used in its development process, each of which is available from limited sources. The failure of a supplier or subcontractor to deliver on schedule could delay or interrupt the development process and thereby adversely affect Acusphere’s operating results.

Collaboration Revenue—Collaboration revenue consists of revenue earned under license arrangements with collaborative partners in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and FASB Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Revenue from license payments not tied to achieving a specific performance milestone is recognized ratably over the period over which services are obligated to be performed. The period over which services are obligated to be performed is estimated based on available facts and circumstances. Revenue is recognized from performance payments, when such performance is substantially in Acusphere’s control and when Acusphere believes that completion of such performance is reasonably probable, ratably over the period over which it estimates that it will perform such performance obligations. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone when performance of such milestone is contingent on performance by others or for which achievement can not be reasonably estimated or assured, are recognized as revenue when the milestone is achieved and the related payment is due, provided that there is no substantial future service obligation associated with the milestone. Revenue in connection with license arrangements is recognized over the term of the arrangement and is limited to payments collected or due and reasonably assured of collection. In circumstances where the arrangement includes a refund provision, the Company defers revenue recognition until the refund condition is no longer applicable unless, in Acusphere’s judgment, the refund circumstances are within its operating control and unlikely to occur. Payments received in advance of being recognized as revenue are deferred.

Research and Development Expenses—Research and development costs primarily consist of salaries, consulting and contract services and material costs. These expenses include related costs for clinical sites enrolling patients in the AI-700 Phase 3 clinical program, costs for clinical data management and independent clinical site monitoring and operating costs associated with efforts to build-out and qualify a commercial manufacturing facility. Research and development expenses also include costs to acquire patents, which are expensed if technological feasibility has yet to be achieved. Acusphere charges all research and development expenses to operations as incurred, net of expenses reimbursed from third parties.

Derivative Financial Instruments—The Company’s 6.5% convertible exchangeable preferred stock contains a feature whereby, prior to March 1, 2009, if the Company elects to automatically convert, or if any holder elects to voluntarily convert, the preferred stock, the Company will also make an additional payment (“make-whole payment”) equal to the aggregate amount of dividends that would have been payable on the preferred stock so converted from the original date of issuance of February 24, 2005 through and including March 1, 2009, less any dividends already paid on the preferred stock. This feature represents an embedded derivative which is required to be accounted for separately from the preferred stock. The estimated fair value of this feature is valued using a risk-weighted binomial model that incorporates factors such as the Company’s cost of capital, stock price volatility and the estimated timing of preferred stock conversions. Changes in the estimated fair value of the liability represented by these factors, as well as any make-whole payments, are charged to the consolidated statements of operations. These adjustments will be required until the feature is either triggered or expires.

The Company’s loan agreement with MassDevelopment contains a feature providing for a retroactive interest rate increase in the event the Company achieves positive operating cash flow as defined in the agreement. This feature represents an embedded derivative which is required to be accounted for separately from the related loan. The estimated fair value of this feature is valued using a risk-weighted discounted cash flow methodology that incorporates factors such as the Company’s cost of capital and the probability and estimated timing of the Company achieving positive operating cash flow, as defined. Changes in the estimated fair value of the liability represented by these factors are charged to the consolidated statements of operations. These adjustments will be required until the feature is either triggered or expires.

Income Taxes—Deferred tax liabilities and assets are provided for differences between the book and tax bases of existing assets and liabilities and tax loss carryforwards and credits, using tax rates expected to be in effect in the years in which differences are expected to reverse. Valuation allowances are provided to the extent realization of tax assets is not considered likely.

Stock-Based Compensation—Acusphere’s employee stock option plan is accounted for using the intrinsic-value-based method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic method requires that compensation expense, if any, be determined by calculating the difference between the fair value of the Company’s common stock and the strike price of the option at a measurement date. The measurement date is generally when the number of shares and the strike price of the option are known. Acusphere uses the fair-value method to account for nonemployee stock-based compensation.

Acusphere has computed the pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumptions used and weighted-average information are as follows:

	December 31,
	2003	2004	2005
Risk-free interest rate	2.53%-3.12%	2.31%-3.66%	3.46%-4.53%
Expected dividend yield	—	—	—
Expected lives	4 years	4 years	4 years
Expected volatility	60.0%-100.0%	44.3%-54.2%	36.34%-47.98%
Weighted-average fair value of options granted	$6.20	$3.21	$2.25

Had stock-based compensation expense for the plan been determined consistent with SFAS No. 123, Acusphere’s net loss would have been the following pro forma amounts:

	Year Ended December 31,
	2003	2004	2005
Applicable to common stockholders:
Net loss—as reported	$(27,871,510)	$(29,959,048)	$(47,043,832)
Add: Stock-based employee compensation expense included in reported net loss	1,211,273	776,581	460,130
Deduct: Stock-based employee compensation expense determined under fair value method	(1,184,230)	(1,738,994)	(2,094,926)
Net loss—proforma	$(27,844,467)	$(30,921,461)	$(48,678,628)
Net loss per share (basic and diluted):
As reported	$(6.66)	$(1.92)	$(2.49)
Pro forma	$(6.65)	$(1.98)	$(2.58)

Net Loss Per Share—Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, which consisted of redeemable convertible preferred stock (in 2003 only), convertible exchangeable preferred stock (in 2005 only), stock options, warrants, and restricted common stock that are not included in the diluted net loss per share calculation, aggregated 1,758,029, 3,155,942 and 9,846,627 as of December 31, 2003, 2004, and 2005, respectively. The following table reconciles the weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Year Ended December 31,
Historical	2003	2004	2005
Weighted-average common shares outstanding	4,191,321	15,611,644	18,900,260
Less weighted-average restricted common shares outstanding	(3,649)	(8,812)	(3,130)
Basic and diluted weighted-average common shares outstanding	4,187,672	15,602,832	18,897,130

Comprehensive Loss—Comprehensive loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. Acusphere has disclosed comprehensive loss for all periods presented in the accompanying consolidated statements of redeemable convertible preferred stock, stockholders’ equity, and comprehensive loss.

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

Recent Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,

and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Acusphere expects to adopt SFAS No. 123R using the Statement’s modified prospective application method. While the adoption of this standard is expected to cause our compensation costs to increase, the Company does not yet have an estimate of the effect on its statement of operations of adopting SFAS No. 123R and is currently evaluating the impact of adoption.

3. Balance Sheet Data

	As of December 31,
	2004	2005
Other assets consist of the following:
Deposits	$1,212,996	$1,242,495
Other assets	644,310	502,898
	$1,857,306	$1,745,393
Accrued expenses consist of the following:
Accrued contract services	$2,500,573	$2,113,458
Accrued vacation	398,230	479,940
Accrued bonus	478,006	800,000
Accrued construction, equipment and commissioning costs	—	1,898,017
Other accrued expenses	1,019,211	1,537,825
	$4,396,020	$6,829,240

4. Property and Equipment

Property and equipment at cost consist of the following:

	As of December 31,		Estimated
	2004	2005	Useful Life
Equipment	$10,279,147	$20,589,088	3-5 years
Furniture and fixtures	188,252	345,394	5 years
Leasehold improvements	171,277	30,985,667	Lease term
Sub-total depreciable assets	10,638,676	51,920,149
Less: accumulated depreciation and amortization	(8,006,819)	(11,886,288)
Total depreciable assets, net	2,631,857	40,033,861
Deposits on equipment purchases	6,774,256	1,805,812	N/A
Construction in progress	3,463,208	—	N/A
Total property and equipment, net	$12,869,321	$41,839,673

Deposits on equipment purchases represent progress payments for long-lead time capital equipment purchases. Amounts recorded as construction in progress represent costs incurred but not invoiced for the build-out of Acusphere’s commercial manufacturing facility for AI-700 located in Tewksbury, Massachusetts.  Depreciation on leasehold improvements to this commercial manufacturing facility commenced upon the latter of completion of the improvements or October 2005, at which time the Company received an occupancy permit and began operating use of the facility.  Included in leasehold improvements is capitalized interest in the amount of $813,000 at December 31, 2005.

5. Long-term Obligations

The carrying value of long-term obligations was as follows:

	As of December 31,
	2004	2005
Capital lease obligations	$205,419	$64,797
Notes payable	3,368,787	15,695,549
Other long-term obligations	—	5,567,178
Subtotal	3,368,787	21,262,727
Subtotal long-term obligations	3,574,206	21,327,524
Less current maturities	1,071,627	6,726,721
Long-term obligations, net	$2,502,579	$14,600,803

Future payments under all capital lease, notes payable and other long-term obligations are as follows as of December 31, 2005:

	Capital Lease Obligations	Notes Payable and Other Long-term Obligations
Year Ending December 31,
2006	$17,742	$6,713,641
2007	17,742	7,404,226
2008	17,742	4,274,995
2009	17,742	2,653,649
2010	5,816	216,216
Thereafter	—	—
Total future minimum payments	76,784	21,262,727
Less amount representing future interest	11,987	—
Present value of future minimum payments	64,797	21,262,727
Less current portion of long-term obligations	13,080	6,713,641
Long-term portion of long-term obligations	$51,717	$14,549,086

Capital Lease Obligations

The Company leases capital equipment through Banc of America Leasing Corporation. The remaining monthly payments range from $460 to $1,019 with maturities through June 2010. Interest rates for the above leases range from 7.3% to 9.2%. Acusphere does not have any additional borrowing availability under these lease arrangements as of December 31, 2005.

At December 31, 2005, the cost and net carrying value of equipment under capital leases amounted to approximately $73,000 and $65,000, respectively.

Notes Payable

Equipment Promissory Notes—In June 2005, the Company entered into a $7.0 million equipment financing line with Oxford Finance Corporation. Borrowings under this equipment line can be made against qualified purchases, subject to review and approval by Oxford Finance Corporation, through April 2006. Such borrowings are to be collateralized by corresponding qualified purchases and repaid over 36 to 48 months, depending on the nature of the equipment financed. Interest rates are fixed at the time of each borrowing under the equipment line with such rates adjusted between borrowings based on the U.S. Federal Reserve’s Three Year and Four Year Treasury Constant Maturity Rates. Interest rates on borrowings made through December 31, 2005 on this line range from 10.3% to 10.8%, respectively. The loans under this financing line are subject to acceleration upon the happening of certain customary events of default, including failure to timely pay principal and interest. As of December 31, 2005, the Company had cumulatively borrowed $5.6 million under this line, of which $5.3 million was outstanding net of repayments. Monthly payments for the amounts outstanding under the equipment financing line are required through December 2010.

In April 2004, the Company entered into an equipment financing line with General Electric Capital Corporation. In 2004 and 2005, the Company borrowed an aggregate of $10.5 million against this line. As of December 31, 2005, net of repayments, the Company had $8.4 million outstanding under this line. Such borrowings are collateralized by corresponding equipment and other capital purchases with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for March 2009. Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.7% to 10.1%. No further additional amount may be borrowed under this line. The loans under this line are subject to acceleration upon the occurrence of certain customary events of default, including failure to timely pay principal and interest.

Facility Loan Agreement—In August 2004, Acusphere entered into a loan with MassDevelopment under which up to $2.0 million of financing is available upon completion by Acusphere of certain tenant improvements to its commercial manufacturing facility in Tewksbury, Massachusetts. Interest accrues under the loan at 5.0% per annum with retroactive adjustments to 9% in the event the Company achieves positive operating cash flow as defined in the agreement. The repayment of principal and accrued interest coincides with the term of the Tewksbury lease which has a five-year, nine-month term with options to extend the lease for up to two additional five-year terms. No payments are due under the loan for the first twenty-four months. Unpaid interest during this twenty-four month period is accrued and principal and accrued interest shall be repaid on a monthly basis thereafter such that the total amount outstanding shall fully amortize over the balance of the term in equal installments. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. In the first quarter of 2005, the Company borrowed $2.0 million under this agreement, secured by certain improvements made at the Tewksbury facility. As of December 31, 2005, Acusphere has $2.0 million outstanding under this financing arrangement, and has accrued interest payable of approximately $77,000 related to this loan.

The retroactive interest rate adjustment feature of the loan agreement was deemed to be an embedded derivative instrument requiring separate accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and was initially valued at $62,000. The derivative asset is being amortized as interest expense over a term beginning with the loan agreement effective date and ending with the currently expected payment date of the retroactive interest. The fair value of the derivative liability will be re-measured at each reporting period, with any change in value charged or credited to interest expense. There was no change in the estimated fair value of the derivative liability at December 31, 2005.

Other Long-Term Obligations

In May 2005, pursuant to a Patent Transfer Agreement with Schering, Acusphere acquired from Schering rights, title and interest in nine patent families, including various U.S. and international ultra-sound related patents, and licenses to two other patent families. In consideration of the transfer and assignment of these patents, the company agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million is due in May 2006, and $3.0 million is due in May 2007. The present value of these future payments was calculated to be $5.6 million, using an imputed interest rate of 9.8%, and was recorded as a liability under other long-term obligations at December 31, 2005. During 2005, the Company recorded an expense of $6.2 million, included in research and development, for these patents since the Company had yet to establish technological feasibility.

6. Deferred Revenue

In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed in which the Company granted Nycomed rights to develop and market AI-700 in Europe. As part of this agreement, Nycomed paid the Company $6.0 million and $5.0 million in 2004 and 2005, respectively, as a license fee and for Acusphere’s research and development efforts. Under the terms of this agreement, Nycomed is scheduled to pay the Company an additional $1.0 million in 2006 for research and development efforts. The agreement provides for other potential milestones and royalties to be paid to the Company when earned. The Company is recognizing the $12 million in scheduled payments over a period of forty-two months from the date of the agreement, reflecting the estimated period over which the amount is to be earned.

In October 2005, this agreement was modified and Nycomed paid the Company an additional $150,000 with a corresponding decrease of equal amount in a future potential milestone which may be earned by the Company. The Company intends to defer the $150,000 until the time that Nycomed files for regulatory approval of AI-700 in Europe, based upon the originally stated milestone in the agreement. During the years ended December 31, 2004 and 2005, the Company recognized $1.7 million and $3.4 million, respectively, in collaboration revenue under its agreement with Nycomed, as amended.

In February 2006, the Company and Nycomed agreed to further amend the agreement to accelerate an additional $1.85 million in milestone payments in order to fund certain activities associated with the qualification of our manufacturing facility. Beginning with costs incurred in February 2006, the Company may begin to draw down on this $1.85 million in accelerated funding up to $370,000 per month. Any payments received pursuant to these amendments are considered advances against a future milestone payment for a European regulatory filing, or Marketing Authorization Application (“MAA”), and will be deducted from that milestone payment. Payments received under these amendments will be classified as deferred revenue until the MAA milestone is achieved, provided that the applicable revenue recognition criteria are met.

In connection with the Company’s agreement with Nycomed, the Company is obligated to pay a customary fee to its financial advisor in this transaction. The total fee, of which $325,000 and $285,000 was paid by the Company in 2004 and 2005, respectively, is comprised of cash and warrants and is dependent upon the timing and magnitude of the amounts to be paid by Nycomed to the Company.

7. Income Taxes

At December 31, 2005, Acusphere had a federal net operating loss (“NOL”) carryforward for income tax purposes of approximately $136,518,000 and a Massachusetts NOL of approximately $115,812,000.  Acusphere also has approximately $6,116,000 of research and development (“R&D”) credits as of December 31, 2005 available to offset future income taxes payable, if any.  The Tax Reform Act of 1986 contains provisions that may limit the utilization of tax attributes (including NOL carryforwards and R&D credits) available to be used in any given year in the event of significant changes in ownership interests, as defined in IRC Section 382.

The components of Acusphere's deferred tax asset at December 31, 2004 and 2005 are as follows:

	2004	2005
Net operating loss carryforwards	$33,144,000	$53,682,000
Temporary timing differences	17,694,000	13,147,000
Research and development credit carryforwards	5,282,000	6,116,000
Deferred tax asset	56,120,000	72,945,000
Less valuation allowance	(56,120,000)	(72,945,000)
	$—	$—

The temporary differences principally consist of capitalized start-up expenses and depreciation adjustments for income tax purposes. Acusphere has established a full valuation allowance equal to the amount of its deferred tax asset as the realization of such asset is uncertain. The Company’s effective income tax rate is zero for all periods presented due to the full valuation allowance. The increase in the valuation allowance over the prior year is primarily due to the increase in the NOL carryforward, the valuation allowance increased $15.5 million from 2003 to 2004 primarily as a result of the Company’s net loss.

8. Stockholders’ Equity

Convertible Exchangeable Preferred Stock

On February 24, 2005, the Company issued 900,000 shares of 6.5% convertible exchangeable preferred stock (the “Preferred Stock”) at $50.00 per share resulting in aggregate gross proceeds to the Company of $45.0 million (net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses). Each share of Preferred Stock has a liquidation preference of $50.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. During the period ended December 31, 2005, dividends accumulated on the Preferred Stock totaled $2.5 million, of which $2.2 million were paid as of December 31, 2005.

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

During the year ended December 31, 2005, 160,000 shares of Preferred Stock were voluntarily converted into 1,166,181 shares of the Company’s common stock. In connection with such conversions, the Company issued an additional 288,526 shares of the Company’s common stock in satisfaction of the required Make-Whole payment. The fair value of this payment was approximately $1.8 million, which was charged to the derivative liability during the fourth quarter of 2005.

In accordance with SFAS No. 133, the Company is required to separate and account for as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as a component of other income/(expense). The Company determined the fair value of the dividend make-whole payment feature to be $3.1 million at February 24, 2005 (the commitment date). This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. During 2005, make-whole payments related to the conversion of 160,000 shares were made and the derivative liability was reduced for the fair value of these payments. At December 31, 2005, the derivative liability was revalued at approximately $1.1 million.

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

Common Stock

On September 28, 2005, the Company sold 3,566,000 shares of its common stock at $5.25 per share resulting in aggregate gross proceeds to the Company of $18.7 million (net proceeds of approximately $17.5 million after deducting underwriting discounts, commissions and offering expenses).

In July 2004, Acusphere entered into definitive purchase agreements with institutional and accredited investors for a $21.5 million private placement of up to 3,440,000 newly issued shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 688,000 shares of common stock at an exercise price of $8.50 per share. In August 2004, a partial closing of this private placement was consummated, resulting in aggregate gross proceeds to Acusphere of approximately $17.9 million (net proceeds of approximately $16.5 million) and the issuance of 2,865,522 shares of common stock and warrants to purchase up to an additional 573,105 shares of common stock. In October 2004, a second and final closing of this private financing resulted in aggregate gross proceeds to Acusphere of approximately $3.6 million (net proceeds of approximately $3.2 million) and the issuance of 574,478 shares of common stock at a price of $6.25 per share and warrants to purchase up to an additional 114,895 shares of common stock at an exercise price of $8.50 per share.

On October 14, 2003, Acusphere’s Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission permitting the Company to sell shares of common stock in an initial public offering (“IPO”). On October 7, 2003, Acusphere sold 3,750,000 shares of common stock in the IPO for $14.00 per share which resulted in net proceeds of approximately $47,600,000 to the Company, after deducting $4,900,000 in underwriting fees and offering-related expenses.

Holders of common stock are entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Holders of common stock are entitled to receive ratably any dividends as may be declared by the Company’s board of directors.

Conversions to Common Stock—On July 1, 2003, in connection with the issuance of the subordinated convertible promissory notes, 3,731,999 shares of outstanding preferred stock converted into 732,600 shares of common stock. On October 14, 2003, at the time of IPO, all of the remaining then outstanding shares of preferred stock and all of the Company’s then outstanding subordinated convertible promissory notes, including accrued interest, converted into 8,548,735 shares of common stock.

During the year ended December 31, 2005, 160,000 shares of Preferred Stock were voluntarily converted into 1,166,181 shares of the Company’s common stock. In connection with such conversions, the

Company issued an additional 288,526 shares of the Company’s common stock in satisfaction of the required Make-Whole payment.

Stock Plans—In June 2005, the 2005 Stock Option and Incentive Plan (the “2005 Plan”) was approved. The 2005 Plan became effective on June 16, 2005 and provides that a maximum of 1,700,000 shares of common stock may be issued as incentive stock options (“ISO’s”), nonqualified stock option, awards of common stock and direct purchases of common stock by Acusphere employees, officers, directors and consultants. The maximum number of shares that may be granted to any employee under the 2005 Plan shall not exceed 1,000,000 shares of common stock during any calendar year. No option or share has been issued under the 2005 Plan as of December 31, 2005.

In July 2003, the 2003 Stock Option and Incentive Plan (the “2003 Plan”) was approved. The 2003 Plan became effective on the closing of the Company’s IPO on October 14, 2003 and provides that a maximum of 2,500,000 shares of common stock may be issued as ISO’s, nonqualified stock option, awards of common stock and direct purchases of common stock by Acusphere employees, officers, directors and consultants. The maximum number of shares that may be granted to any employee under the 2003 Plan shall not exceed 583,334 shares of common stock during any calendar year. Acusphere had 471,304 shares available for future stock and option grants under the 2003 Plan at December 31, 2005.

In March 1994, the 1994 Stock Plan (the “1994 Plan”) was approved. The 1994 Plan, as amended provides that a maximum of 1,423,663 shares of common stock could be issued as ISO’s, nonqualified stock options and stock grants. No new stock options or other stock grants can be made by the Company under the 1994 Plan after March 7, 2004.

In July 2003, the 2003 Employee Stock Purchase Plan (the “Purchase Plan”) was approved which became effective on the closing of the Company’s IPO on October 14, 2003. The Purchase Plan provides for the issuance of a maximum of 233,334 shares of common stock. Eligible employee may contribute up to 10% of their total cash compensation with a maximum of 417 shares semi-annually. The first sale of shares under this plan occurred on February 29, 2004. During 2004 and 2005, 3,960 and 8,017 shares, respectively, of common stock were sold to employees under this plan. Acusphere had  221,357 shares available for future sales of common stock under this plan at December 31, 2005.

Stock option activity under the 1994 and 2003 Plans was as follows:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share
Balance, January 1, 2003	763,930	$0.60 - $7.20	$3.36
Granted	505,072	0.84 - 13.02	8.00
Exercised	(34,395)	0.60 - 7.20	1.98
Canceled	(62,645)	0.84 - 7.20	6.71
Balance, December 31, 2003	1,171,962	$0.60 - $13.02	$5.23
Granted	783,939	6.01 - 9.60	8.29
Exercised	(68,734)	0.60 - 7.20	1.30
Canceled	(54,685)	0.60 - 13.02	5.77
Balance, December 31, 2004	1,832,482	$0.84 - $13.02	$6.67
Granted	1,423,600	4.28 - 6.30	5.59
Exercised	(20,089)	0.84 - 2.82	1.05
Canceled	(100,960)	0.84 - 8.86	6.22
Balance, December 31, 2005	3,135,033	0.84 - 13.02	$6.23
Exercisable, December 31, 2005	1,420,500	$0.84 - $13.02	$5.95
Exercisable, December 31, 2004	777,432	0.84 - 13.02	5.49
Exercisable, December 31, 2003	443,048	0.60 - 13.02	3.63

The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2005 as follows:

Exercise Price	Number of Shares	Outstanding Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Weighted- Average Exercise Price
$ 0.00 - 1.31	468,693	6.3	$0.86	372,461	$0.87
1.31 - 2.61	61,821	3.0	1.89	61,821	1.89
2.61 - 3.91	0	0	0	0	0
3.91 - 5.21	294,900	9.6	4.83	56,218	4.84
5.21 - 6.51	1,252,603	8.9	5.84	296,882	5.90
6.51 - 7.81	226,301	5.7	7.18	212,540	7.20
7.81 - 9.11	327,869	7.5	8.69	153,359	8.70
9.11 - 10.42	218,500	8.1	9.59	104,443	9.59
10.42 - 11.72	0	0	0	0	0
11.72 - 13.02	284,346	7.7	13.02	162,776	13.02
	3,135,033	8.0	6.23	1,420,500	$5.95

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

9. Convertible Preferred Stock and Warrants

Prior to the Company’s IPO, sales of convertible preferred stock provided the primary source of funding for the Company. On October 14, 2003, effective upon the closing of Company’s IPO, all then outstanding shares of preferred stock were converted to common stock based upon conversion ratios defined for each series of preferred stock. There were no shares of this convertible preferred stock outstanding as of December 31, 2003. Series G and Series H Preferred Stock were converted into common shares prior to 2003.

Common Stock Warrants—On November 30, 2004, Acusphere issued a warrant to purchase up to 55,732 shares of its common stock at an exercise price of $6.28 per share to a financial adviser in consideration of its services to the Company in connection with the consummation of its collaborative agreement with Nycomed Danmark ApS. The warrant may be exercised any time and expires on November 30, 2009. The number of shares issuable upon exercise of the warrant and the exercise price thereof is subject to adjustment from time to time in the event of stock subdivisions, stock splits and stock combinations. The warrant does not include a cashless exercise feature. Acusphere recorded the deemed fair value of the warrant of $241,639, based upon the Black-Scholes option-pricing model, as a deferred consulting expense included in other assets, which is being amortized over the collaborative agreement’s revenue recognition term as consulting expense. $34,520 and $69,040 of amortization has been recorded within general and administrative expense during 2004 and 2005, respectively.

As of December 31, 2005, warrants to purchase shares of the Company’s stock, the origination of which were derived in connection with debt and lease financing transactions and the collaborative agreement with Nycomed, were outstanding for an aggregate of 1,316,508 shares of common stock at an effective weighted average price of $9.73 per shares as follows:

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
1,316,508

During 2003, warrants were exercised at $9.30 per share resulting in the issuance of 998 shares of common stock. No warrants were exercised during 2004 or 2005.

10. Research and License Agreements

Acusphere has clinical and pre-clinical study research agreements with various institutions. Total expenses incurred amounted to approximately $1,818,000, $4,839,000 and $7,605,121 in sponsored-research expenses relating to such agreements during the years ended December 31, 2003, 2004 and 2005, respectively.

11. Commitments

Operating Leases—Acusphere has leased office, laboratory and manufacturing space under various agreements classified as operating leases. During 2003, 2004 and 2005, rent expense totaled approximately $2,473,000, $2,920,000 and $3,197,000, respectively.

Acusphere’s headquarters is in Watertown, MA where it operates in a facility under a lease with an original term of 10-year which began in December 2001. Acusphere is required to maintain a security deposit totaling $997,500 as a condition of this lease. This deposit amount is included in other assets at December 31, 2004 and 2005. In conjunction with the lease agreement, Acusphere issued a warrant to the lessor which allows for the purchase of 30,844 shares of common stock. Acusphere recorded the deemed fair value of the warrant of $536,402, based upon the Black-Scholes option-pricing model, as a deferred rent expense included in other assets, which is being amortized over the lease term as rent expense. $53,640 of amortization has been recorded within rent expense for each of the years ended December 31, 2003, 2004 and 2005. During 2005, the term of this lease was extended by six months.

In July 2004, Acusphere entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. This lease has a five year, nine month term with options to extend the lease for up to two additional five-year terms at predetermined rental rates. Under the lease, Acusphere received nine months of occupancy free of base rent, followed by base rent of approximately $400,000 for the next twelve months with scheduled annual rental rate increases thereafter. In October 2004, Acusphere paid an initial security deposit of $1.0 million to the landlord as part of the lease, subject to reduction if the Company makes certain improvements to the facility. A total of $0.9 million of this deposit amount is included in other current assets at December 31, 2004, and $0.1 million is included in other assets at December 31, 2004. The $0.9 million was refunded to the Company during 2005.

Future minimum payments due under the non-cancelable facility leases are as follows as of December 31, 2005:

Year Ending December 31,
2006	$2,746,000
2007	2,885,000
2008	3,026,000
2009	3,171,000
2010	2,851,000
Thereafter	4,142,000
$18,821,000

Service Contracts—On November 11, 2004, as amended March 9, 2005, Acusphere entered into an agency procurement agreement with Parsons Commercial Technology, Inc. (“Parsons”) authorizing Parsons to procure as agent to the Company manufacturing and other equipment in connection with the build-out of the commercial manufacturing facility in Tewksbury, Massachusetts. As of December 31, 2005, the total estimated value of equipment purchased under this agreement was $4.3 million for which the Company had paid $4.1 million.

On November 11, 2004, Acusphere entered into an engineering and construction management services agreement with Parsons authorizing Parsons to perform on behalf of the Company engineering, design and construction management services in connection with the build-out of the Company’s commercial manufacturing facility in Tewksbury, Massachusetts. This agreement was amended subsequently in 2004 and in 2005 as the build-out progressed. The build-out of this facility was substantially completed in 2005. The total estimated value of this cost plus percentage fee type contract is $26.7 million. As of December 31, 2005, Acusphere had paid approximately $23.7 million against this contract and recorded $2.8 million in accrued expenses and accounts payable.

12.  Employee Benefit Plan

Acusphere has a 401(k) profit sharing plan covering all employees of the Company who meet certain defined requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions up to 20% of their salaries, subject to certain limitations as defined by the Internal Revenue Code. During 2005, the Company accrued a matching contribution of $142,000 representing a match of 50% of contributions per employee up to a maximum Company contribution of $2,500 per employee. Under the 401(k) plan, employees are not eligible to invest directly in shares of Acusphere’s stock. The Company made no matching contributions in 2004 and 2003.

Item 15.2.Supplemental Financial Statement Schedule

Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the fiscal years ended December 31, 2004 and 2005:

	Revenue	Net Loss	Net Loss Available to Common Stockholders	Net Loss Available to Common Stockholders Per Share— Basic and Diluted
Year Ended December 31, 2004
First Quarter	$—	$(6,924,562)	$(6,924,562)	$(0.48)
Second Quarter	—	(7,619,210)	(7,619,210)	(0.53)
Third Quarter	857,143	(6,318,640)	(6,318,640)	(0.39)
Fourth Quarter	857,143	(9,096,636)	(9,096,636)	(0.51)
Year Ended December 31, 2005
First Quarter	857,143	(7,972,628)	(7,972,628)	(0.45)
Second Quarter(1)	857,143	(15,343,137)	(16,374,927)	(0.92)
Third Quarter	857,143	(9,710,553)	(10,441,803)	(0.58)
Fourth Quarter	857,143	(11,599,057)	(12,254,474)	(0.56)

(1)          Our net loss for the second quarter of 2005 includes $6.2 million in expense from the Company’s acquisition of certain intellectual property rights from Schering in May 2005.