Form 10-Q
period 2006-03-31
ACUSPHERE INC
filed 2006-05-12
CIK 1115143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐  No ☒

As of May 9, 2006 there were 28,781,857 shares of the registrant’s common stock, $.01 par value per share, outstanding.

ACUSPHERE, INC.

Form 10-Q
For the Quarterly Period Ended March 31, 2006

CONTENTS

Page Number
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets: March 31, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations: Three Months ended March 31, 2006 and 2005
Condensed Consolidated Statements of Cash Flows: Three Months ended March 31, 2006 and 2005
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4. Controls and Procedures
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signature

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands except share data)

	As of
	March 31, 2006	December 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$37,847	$51,112
Accounts receivable	410	—-
Other current assets	1,007	1,142
Total current assets	39,264	52,254

PROPERTY AND EQUIPMENT, at cost:
Property and equipment	54,384	53,726
Less accumulated depreciation and amortization	14,474	11,886
Property and equipment, net	39,910	41,840

OTHER ASSETS	1,729	1,745
TOTAL ASSETS	$80,903	$95,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$7,193	$6,727
Current portion of deferred revenue	3,569	3,429
Derivative liability	1,957	1,078
Accounts payable	1,308	3,180
Accrued expenses	5,949	6,829
Total current liabilities	19,976	21,243
LONG-TERM LIABILITIES:
Long-term obligations, net of current portion	14,682	14,601
Deferred revenue, net of current portion	2,092	2,578
Total long-term liabilities	16,774	17,179

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share
Authorized—5,000,000 shares as of March 31, 2006 and December 31, 2005; Designated 6.5% convertible exchangeable - 1,000,000 shares as of March 31, 2006 and December 31, 2005; issued and outstanding 740,000 shares as of March 31, 2006 and December 31, 2005	7	7
Common stock, $0.01 par value per share
Authorized—98,500,000 shares as of March 31, 2006 and December 31, 2005; issued and outstanding, 22,910,053 shares as of March 31, 2006 and 22,870,559 as of December 31, 2005	229	229
Additional paid-in capital	277,669	277,592
Deferred stock-based compensation	(247)	(359)
Accumulated deficit	(233,505)	(220,052)
Total stockholders’ equity	44,153	57,417
TOTAL	$80,903	$95,839

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2006	2005

COLLABORATION REVENUE	$857	$857

OPERATING EXPENSES:
Research and development	10,873	7,678
General and administrative	2,554	1,747
Total operating expenses	13,427	9,425

Interest income	476	302
Other income (expense)	—	—
Interest expense	(480)	(141)
Change in valuation of derivative	(879)	434
NET LOSS	($13,453)	($7,973)

Dividends on preferred stock	(601)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(14,054)	(7,973)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE
Basic and diluted	($0.61)	($0.45)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic and diluted	22,887,971	17,812,912

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($13,453)	($7,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	683	169
Depreciation and amortization	2,588	528
Noncash interest expense	290	13
Noncash rent expense	26	128
Noncash amortization of deferred revenue	(857)	(857)
Noncash amortization of fee and warrants to financial advisor	67	67
Noncash change in valuation of derivative	879	(434)
Changes in operating assets and liabilities:
Deferred revenue	510	1,000
Other current assets	(367)	(711)
Accounts payable	(2,214)	(1,710)
Accrued expenses	(1,040)	270
Net cash used in operating activities	(12,888)	(9,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(316)	(6,339)
Increase in other assets	16	(65)
Net cash used in investing activities	(300)	(6,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(991)	(454)
Proceeds from long-term obligations	1,407	9,038
Net proceeds from sale of redeemable convertible preferred stock	—	41,891
Payment of preferred stock dividends	(601)	—
Proceeds from exercise of stock options	80	14
Proceeds from issuance of common stock from employee stock purchase plan	28	12
Net cash (used in)/provided by financing activities	(77)	50,501

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,265)	34,587

CASH AND CASH EQUIVALENTS, Beginning of period	51,112	45,180
CASH AND CASH EQUIVALENTS, End of period	$37,847	$79,767

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Acusphere, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements. Those audited statements are included in our Annual Report on Form 10-K for the year ended December 31, 2005, which has been filed with the SEC.

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

2.    Revenue Recognition

The Company recognizes revenue from license arrangements in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and Financial Accounting Standards Board (FASB) Emerging Issue Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The Company recognizes revenue from license payments not tied to achieving a specific performance milestone ratably over the period over which the Company is obligated to perform services. The period over which the Company is obligated to perform services is estimated based on available facts and circumstances. The Company recognizes revenue from performance payments, when such performance is substantially in the Company’s control and when the Company believes that completion of such performance is reasonably probable, ratably over the period over which the Company estimates that it will perform such performance obligations. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone when performance of such milestone is contingent on performance by others or for which achievement cannot be reasonably estimated or assured, are recognized as revenue when the milestone is achieved and the related payment is due, provided that there is no substantial future service obligation associated with the milestone.

Revenue in connection with license arrangements is recognized over the term of the arrangement and is limited to payments collected or due and reasonably assured of collection. In circumstances where the arrangement includes a refund provision, the Company defers revenue recognition until the refund condition is no longer applicable unless, in the Company’s judgment, the refund circumstances are within its operating control and unlikely to occur. Payments received in advance of being recognized as revenue are deferred. Contract amounts which are not due until the customer accepts or verifies the research results are not recognized as revenue until payment is received or the customer’s acceptance or verification of the results is evidenced, whichever occurs earlier.

3.   Stock-Based Compensation

Summary of Stock-Based Compensation Plans

Under the Company’s 2005 Stock Option and Incentive Plan (the “2005 Plan”), the Company may grant up to 1,700,000 shares of common stock to be issued as incentive stock options (“ISOs”), nonqualified stock option, awards of common stock and direct purchases of common stock by Acusphere employees, officers, directors and consultants. The maximum number of shares that may be granted to any employee under the 2005 Plan may not exceed 1,000,000 shares of common stock during any calendar year. Options granted have a term of 10 years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. As of March 31, 2006, there were 0.4 million options outstanding under the 2005 Plan. As of March 31, 2006, there were 1.3 million shares available for future grant.

Under the Company’s 2003 Stock Option and Incentive Plan (the “2003 Plan”), the Company may grant up to 2,500,000 shares of common stock to be issued as ISOs, nonqualified stock option, awards of common stock and direct purchases of common stock by Acusphere employees, officers, directors and consultants. The maximum number of shares that may be granted to any employee under the 2003 Plan may not exceed 583,334 shares of common stock during any calendar year. Options granted have a term of 10 years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. As of March 31, 2006, there were 2.5 million options outstanding under the 2003 Plan. As of March 31, 2006, there were 0.0 million shares available for future grant.

In March 1994, the 1994 Stock Plan (the “1994 Plan”) was approved. The 1994 Plan, as amended, provided that a maximum of 1,423,663 shares of common stock could be issued as ISOs, nonqualified stock options and stock grants. The Company ceased granting awards under the 1994 Plan after March 7, 2004. As of March 31, 2006, there were 1.1 million options outstanding under the 1994 Plan.

In July 2003, the 2003 Employee Stock Purchase Plan (the “Purchase Plan”) was approved. The Purchase Plan provides for the issuance of a maximum of 233,334 shares of common stock. Eligible employee may contribute up to 10% of their total cash compensation with a maximum of 417 shares semi-annually. The Company settles employee stock purchases under the Purchase Plan with newly issued shares. Acusphere had 215,721 shares available for future sales of common stock under this plan at March 31, 2006.

Change in Accounting for Stock-Based Compensation Plans

Prior to January 1, 2006, the Company had followed Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. Accordingly, no compensation expense was recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Conversely, when the exercise price for accounting purposes was below fair value of the Company’s common stock at the date of grant, a non-cash charge to compensation expense was recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. The Company did issue options prior to its initial S-1 filing in July 2003 at values less than fair market. These grants resulted in the recording of deferred compensation.

Effective January 1, 2006, the Company adopted FAS No. 123R, “Accounting for Stock-Based Compensation,” (FAS 123R) using the modified prospective method, which results in the provisions of FAS 123R being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. FAS 123R requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model and the grant date fair value of restricted stock is based on intrinsic value. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the Company recorded the impact of forfeitures as they occurred. Options granted prior to the initial S-1 filing in 2003 continue to be accounted for under APB No. 25.

All stock-based awards to non-employees are accounted for at their fair market value in accordance with FAS 123R and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments Than Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Stock-based compensation expense was $0.7 million for the three months ending March 31, 2006. The incremental effect on stock compensation expense as a result of the adoption of FAS 123R was a charge of approximately $0.6 million, or $0.03 per share. The Company recognized the full impact of its stock based compensation incentive plans in the consolidated statement of operations for the three months ended March 31, 2006 under FAS 123R. The following table presents stock-based compensation expense included in the Company’s consolidated statement of operations (in millions):

Three Months Ended
March 31, 2006
Research & Development	$0.3
General & administrative	0.4
Total	$0.7

The Company had previously followed the disclosure-only provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee awards.

Three Months Ended
March 31, 2005
Proforma
(in thousands, except per share amounts)
Net loss applicable to common stockholders, as reported:	$7,973
Add: Stock based employee compensation expense included in reported net loss	137
Deduct: Stock based employee compensation expense determined under fair value method	(529)
Net loss	$8,365
Net loss per common share (basic and diluted), as reported	$(0.45)
Net loss per common share (basic and diluted)	$(0.47)

As described above, the Company had previously recorded deferred compensation for below fair value options granted prior to the initial S-1 filing in 2003. As of March 31, 2006, $0.2 million of deferred compensation has yet to be recognized. Such amounts will be recognized over the next twelve months. The Company continues to expense this deferred stock-based compensation to operations over the vesting period of the options, resulting in $0.1 million and $0.1 million as stock-based compensation expense for the three months ended March 31, 2006 and March 31, 2005, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The fair values of options granted during the three-month period ended March 31, 2006 were calculated using the following weighted-average assumptions:

	Stock Options	ESPP
Volatility	36.6%	37.0%
Risk-free interest rate	4.6%	4.83%
Expected Dividend Yield	0%	0%
Expected option life	5 years	6 months

The Company used the historical volatility of the Company’s market-traded stock to determine the expected volatility assumption. This volatility assumption is consistent with the Company’s volatility assumptions made in accordance with FAS 123 for purposes of the above pro forma information. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of stock option grants and is based upon observed interest rates appropriate for the terms of such grants.

The expected life of employee stock options represents the weighted-average period the stock options are estimated to remain outstanding. The expected life of employee stock options is a function of the options’ remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The Company estimates that, based on these variables, options are likely on average to be exercised in 5 years. The option life for options under the ESPP is six months, representing the time period under which the option may be exercised as defined in the plan.

As share-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were initially estimated at 2.5% annual rate, but adjusted to actual in the three months ended March 31, 2006 due to the monthly vesting of option grants.

Stock Options

During the three months ended March 31, 2006, the Company granted stock options to existing employees, as part of the Company’s performance review process, to new employees and to Directors in lieu of cash-based compensation. All such options were granted with exercise prices equal to the current market value of the underlying common stock on the date of grant. Aggregate stock options granted during 2006 are as follows:

				Weighted Average
	Number of	Exercise Price		Exercise Price
	Shares	Per Share		Per Share
For the three months ended March 31, 2006:	928,829	$5.42 – $6.5	9	$5.84

In addition, the company issued 5,636 shares of its common stock under the ESPP during the 3 months ended March 31, 2006 at $4.96 per share, reflecting 85% of the value of the closing stock price on February 28, 2006.

The following table summarizes the stock option activity in the stock-based compensation plans from January 1, 2006 through March 31, 2006:

			Weighted
			Average
	Number of	Exercise Price	Exercise
	Shares	Per Share	Price
Balance, January 1, 2006	3,135,033	$0.84 – $13.02	$6.23
Granted	928,829	5.42 – 6.59	5.84
Exercised	(30,648)	0.84 – 5.57	2.62
Canceled	(113,330)	0.84 – 8.50	5.90
Balance, March 31, 2006	3,919,884	$0.84 – $13.02	$6.18

Exercisable, March 31, 2006	1,602,212	$0.84 – $13.02	$6.02

The following table summarizes information related to the Company’s options at March 31, 2006:

	Options Outstanding			Options Exercisable
		Outstanding Weighted-
		Average	Weighted		Weighted
		Remaining	Average	Exercisable	Average
	Number of	Contractual	Exercise	Number	Exercise
Exercise Price	Shares	Life (in Yrs)	Price	of Shares	Price
$0.00 - 1.31	447,651	6.2	$0.87	383,596	$0.87
1.31 - 3.91	61,658	2.7	1.89	61,658	1.89
3.91 - 5.21	294,900	9.4	4.83	90,116	4.85
5.21 - 6.51	1,996,359	9.2	5.83	388,524	5.89
6.51 - 7.81	301,993	6.8	7.03	210,587	7.19
7.81 - 9.11	314,477	7.6	8.70	169,084	8.70
9.11 - 10.42	218,500	7.9	9.59	118,100	9.59
10.42 - 13.02	284,346	7.4	13.02	180,547	13.02
	3,919,884	8.3	$6.18	1,602,212	$6.02

The total cash received from employees as a result of employee stock option exercises during the three-month period ended March 31, 2006 was approximately $0.1 million.

As of March 31, 2006, the aggregate intrinsic value of outstanding options is $5.2 million, and the aggregate intrinsic value of  fully vested and exercisable options is $3.0 million, representing the total pre-tax intrinsic value, based on the Company’s closing common stock price of $6.69 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three-month period ended March 31, 2006 was $0.1 million.

As of March 31, 2006, there was $6.0 million of total expected unrecognized compensation cost related to unvested stock options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

The weighted-average grant date fair value for options granted during the three-month period ended March 31, 2006 was $2.32. The total fair value of options vested during the three-month period ended March 31, 2006 was $0.2 million.

4.    Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. Anti-dilutive securities, which consist of convertible exchangeable preferred stock, stock options, warrants, and restricted common stock, which are not included in the diluted net loss per share calculation, aggregated 10,630,728 and 10,539,401 as of March 31, 2006 and 2005, respectively.

The following table reconciles weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended
	March 31, 2006	March 31, 2005
Weighted-average common shares outstanding	22,888,979	17,817,764
Less weighted-average unvested restricted common shares outstanding	(1,008)	(4,852)
Basic and diluted weighted-average common shares outstanding	22,887,971	17,812,912

5.    Property and Equipment

Property and equipment at cost consist of the following (in thousands):

	As of
	March 31, 2006	December 31, 2005	Useful Life
Equipment	$22,790	$20,589	3-5 years
Furniture and fixtures	379	345	5 years
Leasehold improvements	30,986	30,986	(a)
Sub-total depreciable assets	$54,155	$51,920
Less: accumulated depreciation	(14,474)	(11,886)
Total depreciable assets, net	39,681	40,034
Deposits on equipment purchases	229	1,205	n/a
Construction in progress	—	601	n/a
Total property and equipment	$39,910	$41,840

(a)             The company depreciates leasehold improvements and equipment under captial leases over the lesser of their useful lives or the remainder of their respective lease terms.

Leasehold improvements primarily represent costs incurred for the build-out of the Company’s commercial manufacturing facility in Tewksbury, Massachusetts, which are being depreciated over the remaining lease term. Deposits on equipment purchases represent progress payments made for long-lead time capital equipment purchases, the majority of which are associated with development and expansion of the Company’s manufacturing operations for AI-700.

6.    Long-term Obligations

The carrying value of long-term obligations is as follows (in thousands):

	As of
	March 31, 2006	December 31, 2005
Capital lease obligations	$85	$65
Notes payable	16,092	15,696
Other long-term obligations	5,698	5,567
	21,875	21,328
Less current maturities	(7,193)	(6,727)
Long term obligations, net	$14,682	$14,601

Long-term obligations outstanding as of March 31, 2006, including current maturities, consisted of capital equipment leased under various capital lease arrangements, promissory notes under equipment financing lines, and borrowings under a facility loan agreement. Monthly payments under the capital lease obligations mature through June 2010.

7.    Deferred Revenue

In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed in which the Company granted Nycomed rights to develop and market AI-700 in Europe. As part of this agreement, as of March 31, 2006, Nycomed has paid the Company $11.0 million in license fees, including the first seven of eight consecutive quarterly installments of $1.0 million each for the Company’s research and development efforts. As of March 31, 2006, the Company has cumulatively recognized $6.0 million in revenue, reflecting an estimated period of forty-two months over which the $12.0 million in scheduled payments are expected to be earned. $5.0 million of such payments were included in deferred revenue at March 31, 2006.

In October 2005 and February 2006, the Company and Nycomed amended the agreement to accelerate $2.0 million in milestone payments in order to fund certain activities associated with brand development and qualification of our commercial manufacturing facility. Payments received or invoiced pursuant to these amendments, including $0.5 million through March 31, 2006, are considered advances against a future milestone payment for a European regulatory filing, or Marketing Authorization Application (“MAA”). These amounts are classified as deferred revenue until the MAA milestone is achieved, provided that the applicable revenue recognition criteria are met.

8.    Stockholders’ Equity

On February 24, 2005, the Company issued 900,000 shares of 6.5% convertible exchangeable preferred stock (the “Preferred Stock”) at $50.00 per share resulting in aggregate gross proceeds to the Company of $45.0 million (net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses). Each share of Preferred Stock has a liquidation preference of $50.00 per share. As of March 31, 2006, 740,000 shares of Preferred Stock were outstanding.

Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. Through the period ended March 31, 2006, total dividends accumulated on the Preferred Stock were $3.0 million, of which $2.8 million were paid as of March 31, 2006. In May 2006, the Company’s board of directors declared a quarterly dividend in the amount of $0.8125 per share of Preferred Stock, which is scheduled to be paid on June 1, 2006 to the holders of record as of the close of business on May 15, 2006.

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

In accordance with SFAS 133, the Company is required to separate and account for as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as a component of other income/(expense). The Company determined the fair value of the dividend make-whole payment feature to be $3.1 million at February 24, 2005 (the commitment date). This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. During 2005, make-whole payments related to the conversion of 160,000 shares were made and the derivative liability was reduced for the fair value of these payments. At March 31, 2006 the derivative liability was revalued at $2.0 million, resulting in the recognition of $0.9 million of other expense for the three months ended March 31, 2006.

The Company may elect to redeem the Preferred Stock on or after March 6, 2009 at declining redemption prices on or after March 6, 2009.

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

In April 2006, one stockholder voluntarily converted 10,000 shares of preferred stock into 72,886 shares of the Company’s common stock. In connection with the conversion, the Company issued an additional 15,526 shares of the Company’s common stock in satisfaction of the required Make-Whole payment.

9.    Subsequent Events

Sale of Common Stock and Warrants

On April 12, 2006, the Company sold 5,772,004 units, each unit consisting of (i) one share of common stock (ii) one warrant to purchase 0.3 shares of common stock at an exercise price of $7.97 per share, for a purchase price of $6.9675 per unit, resulting in aggregate gross proceeds to the Company of $40.2 million (net proceeds of approximately $37.8 million after deducting underwriting discounts and commissions and estimated offering expenses). Units are not issued or certificated. The shares of common stock and warrants are immediately separable and will be issued separately.  The warrants will be exercisable beginning on October 12, 2006 and until April 12, 2011. In connection with the offering, the Company agreed to refrain from directly or indirectly selling or offering to sell any shares of common stock or securities convertible into or exchangeable or exercisable for shares of common stock, or filing a registration statement offering its common stock or securities convertible into or exchangeable or exercisable for shares of common stock, for a period of 60 days following the offering of common stock, subject to adjustment under certain circumstances.

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

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of factors discussed in Part II, Item 1A “Risk Factors” and elsewhere in this report. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

AI-700 Phase 3 Clinical Trial

Our Phase 3 clinical plan provides for a two-part program consisting of a pilot phase (the “pilot study”), under which new investigators and blinded readers have been qualified and trained, and two independent multi-center pivotal trials. These two pivotal trials, previously referred to as the “32” and “33” trials, in preparation for completion of the trials have been re-named RAMP 1 and RAMP 2, respectively. “RAMP” stands for Real-time Assessment of Myocardial Perfusion with echocardiography. Clinical investigators were qualified in the pilot phase on a rolling basis. The pilot phase was completed in 2005. Clinical investigators in the Phase 3 pivotal studies are located at clinical sites in North America, Europe and Australia. Data from the Phase 3 pivotal studies are intended for submission to U.S., European, and potentially other regulatory authorities.

The Pivotal Trials.  As part of the Phase 3 pivotal study design, the evaluation of AI-700 enhanced stress echo and nuclear stress images from the pivotal trials is performed by blinded readers who receive no information about the patient being evaluated other than the images. During the pivotal trials, we intentionally have no access to efficacy data. We do not expect to publicly disclose results from either pivotal trial until after each trial is closed, quality control checks are completed, the database is locked, the data are revealed to us and we have had an opportunity to review and understand the data, including data regarding clinical outcomes and safety results. As of the date of this quarterly report, over 750 patients with known or suspected coronary heart disease have been enrolled in the Phase 3 pivotal trials, comprised of 321 patients in the RAMP 1 trial and over 400 patients in the RAMP 2 trial. We use statistical models to predict the number of patients we need in each trial to be able to reach statistical significance. The estimates and assumptions that we are using in our statistical models are primarily derived from our prior clinical studies. Based upon these estimates and assumptions and our statistical analysis plan, we believe that the number of patients that we have enrolled in each of the pivotal studies may be sufficient to achieve statistical significance in these trials.

The RAMP 1 Trial.  All of the patients enrolled in this trial receive a stress echo study with AI-700 and a nuclear stress test. Patients in this pivotal trial generally undergo coronary angiography only if they have a positive nuclear stress test result. Patients in this pivotal trial who have a negative nuclear stress test result will be evaluated for ninety days thereafter for cardiac events. The primary endpoints of the RAMP 1 trial are accuracy, sensitivity and specificity relative to a truth standard, in comparison to the performance of nuclear stress testing relative to the same truth standard. We have added accuracy as an additional endpoint to this trial, which is defined as a measure of how faithfully the information obtained using AI-700 reflects the “truth” as indicated by the study truth standard (primarily coronary angiography). Sensitivity and specificity are subsets of accuracy. The truth standard for both modalities is determined with angiography, whenever available, or coronary heart disease status with nuclear stress if angiographic data are unavailable. In December 2005, we ceased enrollment of patients in the RAMP 1 trial. In March 2006, we announced to the clinical sites that we have completed enrollment in this trial. We have now completed the 90-day follow up period on patients enrolled in this trial. We anticipate making a public announcement regarding the RAMP 1 trial results before the end of the second quarter of 2006.

The RAMP 2 Trial.  All of the patients enrolled in this trial receive a stress echo study with AI-700 and undergo coronary angiography. The majority of patients, but not all, will have a nuclear stress test. All patients in this trial will be evaluated for up to thirty days following the stress echo study. The primary endpoints of the RAMP 2 trial are accuracy, sensitivity and specificity, relative to a truth standard, in comparison to the performance of nuclear stress testing, with angiography as the truth standard for both modalities. As of the date of this quarterly report, and in accordance with the flexibility permitted by our study plan, we are continuing to enroll patients in the RAMP 2 trial and anticipate continuing to enroll patients until the end of the second quarter of 2006. We believe that we can continue to enroll patients in the RAMP 2 trial through the second quarter of 2006 without delaying our NDA filing date as we project that qualification of our commercial manufacturing facility is the rate-limiting factor to our NDA filing. Our clinical plan, unless otherwise amended, permits us to enroll approximately 450 patients in this study. Once enrollment is closed in this trial and all angiography procedures and the 30-day patient follow-up period are completed, we will conduct quality control checks to ensure that all of the required information has been fully gathered and filed and then lock the database. At that time, the data may be unblinded and available to Acusphere for analysis. We anticipate that this quality control period should be completed within three months of completing the angiography procedures and the post-enrollment follow-up period and that we will have unblinded data from this trial during the fourth quarter of 2006. We anticipate making a public announcement regarding the trial results during the fourth quarter of 2006.

Trial Design and Purpose.  We believe that stress echo with AI-700 has the potential to significantly reduce the time, cost and resources needed in the assessment of myocardial perfusion, compared to nuclear stress testing. Myocardial perfusion is blood flow to the heart muscle, a sensitive marker for coronary heart disease. There is no ultrasound contrast agent approved by FDA for use in stress echo or myocardial perfusion imaging. Based upon the end points described above, our RAMP 1 and RAMP 2 trials are designed to demonstrate non-inferiority of stress echo with AI-700 relative to nuclear stress testing. In April 2005, based in part upon feedback from FDA, we revised the statistical analysis plan on which we base our patient enrollment estimates for the AI-700 Phase 3 clinical trials. Since that time we have continued discussions with the FDA regarding trial design and our statistical analysis plan. As a result of our ongoing discussions with FDA, we may make further revisions. These discussions could lead to delays in the public announcement of the results from our Phase 3 clinical trials, change our sample size estimates and affect whether AI-700 is approved for the indication that we are seeking, the timing of such approval or whether AI-700 is approved at all.

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

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing and office space in Tewksbury, Massachusetts. In 2005, we substantially completed the build-out of this facility and commenced start-up activities relating to the manufacturing equipment installed at the site. Depreciation of costs incurred for this build-out commenced in the fourth quarter of 2005 when the related assets were placed into service. In March 2006, we substantially completed the commissioning of the manufacturing facility. In the second quarter of 2006 we intend to begin producing development batches of AI-700 at the site. In addition, we are working to qualify the facility in compliance with cGMP’s. Completion of such qualification includes significant testing, documentation and other related costs which are expensed as incurred. It also requires that we successfully demonstrate that we can produce AI-700 product within specifications which are consistent with the clinical trial material used in our Phase 3 clinical program, including product storage stability studies. We have previously demonstrated that we can produce AI-700 in a qualified manner at contract manufacturing sites. We need to repeat this demonstration in our commercial manufacturing facility prior to filing our NDA. Based upon our current plans, we expect to complete this qualification phase before the end of the second quarter of 2007, after which we will believe that we will have all of the manufacturing related data necessary to file our NDA.

Although the build-out of the facility and the commissioning of the equipment are substantially complete, we cannot assure you that we will not encounter complications in the qualification of operations in this facility, which complications could add additional costs or delay our filing of a NDA for AI-700. In support of our efforts to qualify our commercial manufacturing facility for AI-700, in February 2006, we and Nycomed agreed to amend the 2004 strategic collaboration agreement resulting in commitment by Nycomed to accelerate $1.85 million in payments to us in order to fund certain activities associated with the qualification of our manufacturing facility.

European Collaboration Agreement

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed pursuant to which we granted Nycomed rights to develop and market AI-700 in Europe. As part of the agreement, Nycomed has agreed to provide up to $70 million in license fees, research and development funding, and milestone payments, including $12 million in payments over the first two years, of which $11 million was received by us prior to March 31, 2006 with the remaining $1 million paid to us in April 2006. The remaining $58 million in milestone payments are related to regulatory approvals and achievement of certain sales goals. In addition, Nycomed has agreed to pay us to manufacture AI-700 for them and to pay us royalties on Nycomed’s sales of AI-700. Nycomed will be responsible for sales, marketing and the regulatory submissions required for marketing throughout its sales territory, which includes the member states of the European Union, as well as Russia/CIS and Turkey.

In October 2005, we and Nycomed agreed to amend the strategic collaboration agreement in order to accelerate $150,000 in milestone payments to support activities associated with AI-700 brand development, including related international trademark activities. In February 2006, we and Nycomed further amended the agreement to accelerate $1.85 million in milestone payments in order to fund certain activities associated with the qualification of our manufacturing facility. Beginning with costs incurred in February 2006, we may begin to draw down on this $1.85 million in accelerated funding up to $370,000 per month. Any payments received pursuant to these amendments are considered advances against a future milestone payment for a European regulatory filing, or Marketing Authorization Application (“MAA”), and will be deducted from that milestone payment. Payments received under these amendments will be classified as deferred revenue until the MAA milestone is achieved, provided that the applicable revenue recognition criteria are met. As of March 31, 2006, we have recorded accounts receivable of $370,000 for qualification costs invoiced to Nycomed, and have included this amount in deferred revenue.

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

Financial Operations Overview

Revenue.   We have not generated any revenue from product sales since our inception. In connection with our collaboration agreement with Nycomed, as of March 31, 2006 we have received $11.0 million in license fees and research and development payments and we received the final $1.0 million in such research and development payments in April 2006. We are recognizing this $12.0 million of initial license and research and development payments ratably over a period of forty-two months, representing the development period, over which we are obligated to perform services under the agreement.

In connection with our feasibility study discussed under early stage development programs below, we have received $100,000 in payments which have been included in deferred revenue at March 31, 2006. Contract amounts which are not due until the customer accepts or verifies the research results are not recognized as revenue until payment is received or the customer’s acceptance or verification of the results is evidenced, whichever occurs earlier.

Further in the future, we will seek to generate revenue from a combination of product sales, up-front or milestone payments and manufacturing payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our products and intellectual property.

Research and Development Expense.   Research and development expense consists of expenses incurred in developing, manufacturing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, costs of facilities, the legal costs of pursuing patent protection on select elements of our intellectual property and stock-based compensation. We expense research and development costs, including patent related costs, as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. Development programs for later stage product candidates, such as AI-700, tend to cost more than earlier stage programs due to the length and the number of patients enrolled in clinical trials for later stage programs and due to costs of scaling production to commercial scale.

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

Results of Operations

Three Months Ended March 31, 2006 and 2005

Revenue.   Collaboration revenue earned under our agreement with Nycomed was $0.9 million for the three months ended March 31, 2006 and for the three months ended March 31, 2005.

Research and Development Expense.   Research and development expense for the three months ended March 31, 2006 increased $3.2 million, or 42%, to $10.9 million versus $7.7 million in the prior year period. The increase was due primarily to higher costs associated with our new manufacturing facility which was substantially completed in late 2005, primarily the depreciation of leasehold improvements, higher levels of raw material purchases, higher stock-based compensation expense from the adoption of FAS 123R, and higher personnel costs due to increased headcount.  These expense increases were partially offset by lower expenses associated with our clinical trials, versus the prior year period. Clinical trial enrollment was lower than the prior year due to the completion of enrollment in the RAMP 1 trial in December 2005.

The following table summarizes the primary components of our research and development expense for the three months ended March 31, 2006 and 2005:

	March 31, 2006	March 31, 2005
Total direct costs	$7,077	$5,904
Indirect Costs:
Facility costs	1,088	1,056
Depreciation	2,458	499
All other indirect costs	250	219
Total indirect costs	3,796	1,774
Total R&D	$10,873	$7,678

We intend to demonstrate that we can produce AI-700 on a commercial manufacturing scale prior to the filing of our NDA for AI-700. We expect to incur higher expense for the commercial manufacturing facility versus the prior year due to timing of depreciation expense and costs for the ongoing validation of the facility and its equipment, the purchase of raw materials and laboratory supplies and the hiring of additional personnel. Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our primary research and development programs are as follows:

Late Stage Clinical Development Program. Our late stage clinical develop program relates to our lead product candidate, AI-700, which is a cardiovascular drug for the detection of coronary heart disease. Almost all of our direct research and development expenditures for the three months ended March 31, 2006 and 2005 relate to our AI-700 program.

Early Stage Clinical Development Programs. The initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128, have each completed a Phase 1 trial. In late 2005, we commenced a feasibility study regarding the use of our HDDS technology in connection with a product candidate under development by a large pharmaceutical company. Revenue generated under this feasibility study will be deferred until the contract has been completed. During 2006 the costs of early stage development programs could increase, depending upon the extent to which we are successful in commencing new feasibility studies with partners, if at all.

General and Administrative Expense.   General and administrative expense for the three months ended March 31, 2006 increased $0.9 million, or 53%, to $2.6 million versus $1.7 million in the prior year period. The increase was primarily due to additional stock-based compensation expense from the adoption of FAS 123R, higher consulting expense related to business development activity and higher personnel costs due to increased headcount.

The following table summarizes the primary components of our general and administrative expense for the three months ended March 31, 2006 and 2005:

	March 31, 2006	March 31, 2005
Total direct costs	$2,367	$1,656
Indirect Costs:
Facility costs	140	63
Depreciation	47	28
Total indirect costs	187	91
Total G&A	$2,554	$1,747

We anticipate an increase in general and administrative expense during 2006 from personnel costs for increased headcount, in costs for stock-based compensation expense under FAS 123R, for business development activities to support product development efforts, investor relations and other activities.

Interest Income.   Interest income for the three months ended March 31, 2006 increased $0.2 million, or 58%, to $0.5 million versus $0.3 million in the prior year period. The increase was primarily due to higher average cash balances during the period.

Interest Expense.   Interest expense for the three months ended March 31, 2006 increased to $0.5 versus $0.1 million in prior year period.  The increase was primarily due to higher cumulative borrowings during the period under our equipment financing lines.

Change in Valuation of Derivative.    The change in the valuation of derivative resulted in expense of $0.9 million during the three months ended March 31, 2006 versus income of $0.4 million in the prior year period. As of March 31, 2006 and December 31, 2005, the derivative liability was valued at approximately $2.0 million and $1.1 million, respectively.

Liquidity and Capital Resources

Historically, aside from payments received in connection with our strategic collaboration with Nycomed, we have financed our business through the issuance of equity securities, debt financings and equipment leases. Our liquidity requirements have arisen primarily from research and development expenditures, leasehold improvements, equipment expenditures and payments on outstanding indebtedness. As of March 31, 2006 we owed $85,000 from capital leases and $21.8 million from notes payable and other long-term obligations. We also had operating lease commitments totaling $14.6 million for rent of  our facilities. During the three months ended March 31, 2006, operating activities used $12.9 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $13.5 million, a decrease in accounts payable of $2.2 million, a decrease in accrued expenses of $1.0 million, non-cash amortization of deferred revenue of $0.9 million and a decrease of other current assets of $0.4 million. These uses of cash were partially offset by non-cash charges for depreciation and amortization of $2.6 million, a non-cash change in the valuation of derivative of $0.9 million, and non-cash stock-based compensation of $0.7 million.

During the three months ended March 31, 2006, investing activities used $0.3 million in cash. This use of cash was primarily for purchases of equipment related to expansion of our manufacturing operations for AI-700. We intend to seek financing for future equipment purchases under additional secured lines of credit.

During the three months ended March 31, 2006, financing activities used $0.1 million in cash. Net cash used by financing activities during this period resulted primarily from net borrowings under equipment financing lines of $0.4 million offset by a dividend payment on the redeemable convertible preferred stock of $0.6 million. We also received proceeds of $0.1 million from the exercise of stock options and issuance of common stock under the ESPP.

On April 6, 2006, the Company sold 5,772,004 units, each unit consisting of (i) share of common stock and (ii) one warrant to purchase 0.3 shares of common stock at an exercise price of $7.97 per share, for a purchase price of $6.9675 per unit, resulting in aggregate gross proceeds to the Company of $40.2 million (net proceeds of approximately $37.8 million after deducting underwriting discounts and commissions and estimated offering expenses). Units are not issued or certificated. The shares of common stock and warrants are immediately separable and will be issued separately. The warrants will be exercisable beginning on October 12, 2006 and until April 12, 2011.

We believe, based on our operating plans, that our existing resources, including scheduled proceeds from Nycomed, and proceeds from the above described equity financing completed in April 2006, will be adequate to fund our planned operations for at least the next twelve months. In the future, we will require significant additional funds to develop, conduct clinical trials, achieve regulatory approvals, qualify and improve commercial manufacturing space and, subject to regulatory approval, commercially launch AI-700, our other product candidates under development and future product candidates. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical trials and the size and timing of creating expanded manufacturing capabilities. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. We do not expect to generate significant revenues for AI-700, other than possible license or milestone payments, unless or until we or current or potential partners complete clinical trials and receive marketing approval from the applicable regulatory authorities. When additional funds are required or, in advance of such requirements, when we anticipate that funds will be needed, we may raise such funds from time to time through public or private sales of equity or from borrowings or we may delay funding of certain development activities which could delay the filing of our AI-700 NDA and the commercialization of AI-700 which would have a materially adverse impact on our growth plans. Additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business.

Universal Shelf Registration Statement

We have on file with the U.S. Securities and Exchange Commission (“SEC”) a “universal shelf” registration statement on Form S-3 (Registration No. 333-123854) which, when combined with our previously filed universal shelf registration statement on Form S-3, provides for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate of approximately $27.0 million. The SEC declared the shelf registration statement effective on April 15, 2005. In April 2006, we offered for sale approximately $40.2 million in common stock under this registration statement, thereby taking down the availability under this universal shelf to the present level of $27.0 million. As of the filing of this report, the shelf registration statement remains effective and, subject to market conditions and our capital needs, and so long as we are then eligible to use the registration statement under SEC rules, we may again seek to use any remaining availability under the shelf registration statement by making an offering of securities covered for sale under the registration statement. In addition, we may amend our shelf registration statement or file a new shelf registration statement to increase our potential access to capital. If we elect to raise additional capital using a shelf registration statement, we may use the net proceeds from the sale of these securities for general corporate purposes, which may include funding clinical trials, research and development, regulatory activities and the build-out of our commercial manufacturing facility in Tewksbury, Massachusetts, acquisitions, including acquisitions of companies, products, intellectual property or other technology, repayment or refinancing of existing indebtedness, investments, capital expenditures, repurchase of our capital stock and for any other purposes that we may specify in any prospectus supplement.

Off-Balance Sheet Financing Arrangements

We currently do not have any special purpose entities or off-balance sheet financing arrangements other than operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period

Contractual Obligations	Total Obligations All Years	2006 Remaining	2007 Through 2008	2009 Through 2010	After 2010
	(in thousands)
Capital lease obligations (including interest)	$100	$18	$50	$32	$—
Operating lease obligations	14,602	2,069	4,701	4,726	3,106
Notes payable (including interest)	18,888	4,068	11,365	3,455	—
Intellectual property acquisition cost obligations	6,000	3,000	3,000
Purchase orders for capital equipment and leasehold improvements	126	126	—	—	—
Total contractual cash obligations	$39,716	$9,281	$19,116	$8,213	$3,106

Our operating lease obligations relate to our facility leases.

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

In connection with our feasibility study, contract amounts which are not due until the customer accepts or verifies the research results are not recognized as revenue until payment is received or the customer’s acceptance or verification of the results is evidenced, whichever occurs earlier.

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

Property and Equipment.  Property and equipment are recorded at cost and depreciated over their estimated useful lives of three to five years using the straight-line method. The majority of our equipment is related to our ongoing research and development activities, including equipment which, subject to regulatory approvals, we intended to use for commercial manufacture of AI-700. We consider that this equipment is placed in service when operation of the equipment is started-up and begin depreciating the equipment at this time. The equipment in our commercial manufacturing facility is currently undergoing research and development related activities that result in wear and tear on the equipment including include ongoing calibration and testing.

Leasehold improvements and equipment under capital leases are recorded at cost. We depreciate leasehold improvements and equipment under capital leases over the lesser of their useful lives or the remainder of their respective lease terms. During periods of leasehold build-out, we record such costs as construction in progress and do not begin depreciation of such costs until the improvements are substantially completed and available for use. We began depreciation of leasehold improvements at our Tewksbury facility in October 2005 upon receipt of an occupancy permit and taking occupancy of the facility. Our leasehold improvements costs on this facility approximate $23.6 million and are being depreciated ratably over remaining term of our present lease which is scheduled in expire in April 2010. We believe that the use of the original term of the lease for the depreciation period, rather than assuming that the lease term is renewed, is appropriate given the inherent uncertainties with a product such as AI-700, which has not yet completed its phase 3 clinical trials and requires regulatory approvals before it can be marketed. The Risk Factors included under

Section 1A of this document discuss the uncertainties associated with AI-700.

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

Stock-Based Compensation and Other Equity Instruments.  We account for stock-based compensation in accordance with the fair value recognition provisions of FAS 123R. Under FAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our Consolidated Financial Statements. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation expense.

Prior to adopting the provisions of FAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of FAS 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting FAS 123R. Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method.

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

Income Taxes.  As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of December 31, 2005, we had federal tax net operating loss carryforwards of $53.6 million, which expire through 2024. We also have research and development credit carryforwards of $6.1 million. We have recorded a valuation allowance to fully offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would be recorded in net income in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. Our equipment loans and capital leases are not subject to interest rate fluctuations because the interest rates are fixed at the time of borrowing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006 (the “Evaluation Date”), the Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the periods covered by this report, the Company was not subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.

Internal Control Over Financial Reporting

During the first quarter of 2006, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

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

In Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 20, 2006, we describe risk factors related to the Company. For convenience, our updated risk factors are included below in this Item 1A. There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Risks Related to Our Company

We have not generated any product revenue to date, have a history of operating losses and our capital resources are limited.

We are focused on product development and we have not generated any revenue from commercial sales of our products to date. We have incurred losses each year of our operations. In 2005, we had a net loss available to holders of common stock of $47.0 million, and in the three months ended March 31, 2006 we had a net loss available to holders of common stock of $14.1 million. At March 31, 2006 we had an accumulated deficit of $233.5 million. We expect our research and development, general and administrative and sales and marketing expenses will increase over the next several years.

We expect to continue to incur losses and capital expenditures for the foreseeable future. We also anticipate cash out flow from debt repayment and payment of other obligations. We believe, based on our operating plans, that our existing resources, including scheduled proceeds from Nycomed, and proceeds from the above described equity financing completed in April 2006, will be adequate to fund our planned operations for at least the next twelve months. Unless we reduce our current rate of spending, we will require significant additional funds to fund our operations, including to develop products, conduct clinical trials, achieve regulatory approvals, qualify commercial manufacturing space and, subject to regulatory approval, commercially launch AI-700, our other product candidates under development and future product candidates. We may raise this additional capital through public or private sales of equity, or from borrowings, or from strategic partners.

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

As of March 31, 2006, we had approximately $21.9 million in aggregate principal indebtedness outstanding related to capital lease obligations, notes payable and other long-term obligations. As of March 31, 2006, we had outstanding 740,000 shares of our 6.5% convertible exchangeable preferred stock, which shares accrue cumulative cash dividends at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. These payments will:

•      reduce the availability of our capital to fund our clinical trials for AI-700, the build-out and qualification of our commercial manufacturing space in Tewksbury, Massachusetts and for working capital and other general corporate purposes and may require us, in order to meet these obligations, to delay or reduce expenditures or forego business opportunities; and

•      potentially impair our ability to obtain additional financing.

•      To address our capital needs, we may elect to raise funds through public or private sales of equity or from borrowings or from strategic partners. Additional equity financing, if available, may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships, if available, may result in royalties or other terms which reduce our economic potential from products under development.

Failure to obtain regulatory approvals for our product candidates under development, in particular our lead product candidate AI-700, would have a material adverse effect on our business.

We must receive regulatory approval of each of our product candidates before we can commercialize or sell that product candidate. The pre-clinical laboratory testing, formulation development, manufacturing and clinical trials of any product candidates we develop independently or in collaboration with third parties, as well as the distribution and marketing of these product candidates, are regulated by numerous federal, state and local governmental authorities in the United States, principally the FDA, and by similar agencies in other countries. The development and regulatory approval process takes many years, requires the expenditure of substantial resources, is uncertain and subject to delays, and will thus delay our receipt of revenues, if any, from any of our product candidates. We cannot assure you that our clinical trials will demonstrate the safety and efficacy of any of our product candidates or will result in marketable products. No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. In our Phase 3 clinical trials for AI-700, we are seeking to demonstrate non-inferiority compared to nuclear stress tests. In such non-inferiority trials we are required to show that the comparator treatment has been performed at an acceptable level. The clinical effectiveness of nuclear stress tests may have improved since the time of our Phase 2 clinical trials. We therefore cannot assure you that the results from our Phase 2 clinical trials for AI-700 will be predictive of results obtained in our Phase 3 clinical trials.

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

We may need to enroll more patients in AI-700 Phase 3 clinical trials, and any such additional enrollment would require additional expenditures, which may be material, and would likely result in a delay of our submitting an NDA with the FDA for AI-700.

We are intentionally blinded to efficacy data from our ongoing Phase 3 pivotal trials. Estimating the number of patients we need to enroll in our pivotal Phase 3 clinical trial in order to achieve statistical significance is difficult. We estimate the number of patients we need to enroll in our pivotal Phase 3 clinical trials based on a variety of factors, including our understanding and analysis of previous trial data for AI-700, our ongoing discussions with the FDA and our own knowledge and past experience in these and similar matters. However, these estimates are subject to risks and uncertainties, and there can be no assurance that our estimates will prove to be correct. For example, in April 2005, based in part on feedback from the FDA, we revised the statistical analysis plan from which we base our patient enrollment estimates. This revision had the effect of increasing the number of patients we estimate to be needed to complete the Phase 3 clinical trials to approximately 700 patients. Continued discussions with the FDA could lead to other changes, including changes relating to our statistical analysis plans. How, when or if the matters being discussed are resolved may affect whether AI-700 is approved for the indication that we are seeking, the timing of such approval or whether AI-700 is approved at all. These discussions could also lead to delays in the timing of the un-blinding of the data from our Phase 3 clinical trials and therefore, the public announcement of results from those trials. Patient enrollment depends on many factors, including the size and disease prevalence of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and the eligibility criteria for the study and the freedom to operate with respect to intellectual property. Any such delays, or the need to enroll more patients, will likely result in increased costs, which may be material and would likely have a harmful effect on our financial position and results of operations. The market price of our common stock may also be materially adversely affected in response to any such delays.

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

We know of U.S. and foreign patents issued to third parties that relate to aspects of our product candidates. There may also be patent applications filed by these or other parties in the United States and various foreign jurisdictions that relate to some aspects of our product candidates, which, if issued, could subject us to infringement actions. In particular, we are aware of U.S. and foreign patents owned by third parties, including potential competitors, which arguably cover aspects of our AI-700 contrast agent. We and several of these parties have been actively engaged in opposing the grant of European patents with claims that arguably cover aspects of our AI-700 product. Parties may contest patents in Europe prior to contesting the counterpart patents in the United States because of procedural differences between European and U.S. patent laws as well as economic considerations. There is a significant possibility that one or more of these third parties will use litigation to assert their patents in the United States or Europe.

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

We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, and we spent approximately $6,300 during the three months ended March 31, 2006 to dispose of these hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

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

•      announcements of clinical trial results;

•      market conditions in the pharmaceutical and biotechnology sectors;

•      rumors relating to us or our competitors;

•      litigation or public concern about the safety of our potential products;

•      our quarterly operating results;

•      deviations in our operating results from the estimates of securities analysts;

•      sales by us of additional shares of our common or preferred stock; and

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

As of May 9, 2006, and based on information provided to us by such entities: Quaker Capital Management Corporation and its affiliates beneficially own approximately 9% of our outstanding common stock; Bank of America Corporation and its affiliates beneficially own approximately 7% of our outstanding common stock; the Baupost Group LLC beneficially owns approximately 7% of our outstanding common stock; the Endowment Capital Group LLC and its affiliates beneficially own approximately 6% of our outstanding common stock and Mr. Peter David Boone beneficially owns approximately 6% of our outstanding common stock. Collectively these investors will control approximately 35% of our common stock. These investors, particularly if they were to act together as a concentrated group, could exert influence over the election of our directors, direct our policies and operations, including future issuances of common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and entering into of extraordinary transactions, and their interests, as a concentrated group, may not in all cases be aligned with your interests. This concentration of ownership among a small number of investors may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

Our common stock is junior to our preferred stock with respect to the right to receive payments in the event of a dissolution, liquidation or winding up of Acusphere.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of May 9, 2006, 730,000 of these shares of preferred stock are outstanding. The preferred stock is senior to the common stock as to liquidation. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of May 9, 2006, we have approximately 28,781,857 shares of common stock outstanding and 730,000 shares of convertible preferred stock outstanding that are convertible into approximately 5.3 million shares of our common stock, plus up to a maximum of approximately 1.1 million additional shares of our common stock issuable at our option in satisfaction of the maximum dividend make-whole payment on these shares of preferred stock. All of the shares of common stock issuable upon conversion of our preferred stock will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

The terms of our outstanding shares of preferred stock may restrict our ability to raise additional capital or hamper or prevent an acquisition of us.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of May 9, 2006, 730,000 of these shares of preferred stock are outstanding. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders. Without the vote or consent of the holders of at least a majority of the shares of preferred stock, we can not authorize or sell any equity security that ranks senior to the preferred stock as to dividends or distributions of assets upon liquidation, dissolution or winding up of Acusphere. As a result of this liquidation preference, it may be difficult for us to raise additional capital through the sale of common stock or junior preferred stock on acceptable terms, or at all.

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

In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of May 9, 2006, 730,000 of these shares of preferred stock are outstanding. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December, commencing June 1, 2005. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments. If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our board of directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the preferred stock, voting separately as a class with holders of preferred stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected. These directors will be appointed to classes on the board as determined by our board of directors. These voting rights will terminate when we have declared and either paid or set aside for payment all accrued and unpaid dividends. The terms of office of all directors so elected will terminate immediately upon the termination of these voting rights.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May 2006.

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