Form 10-Q
period 2006-06-30
ACUSPHERE INC
filed 2006-08-09
CIK 1115143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 3, 2006 there were 28,813,873 shares of the registrant’s common stock, $.01 par value per share, outstanding.

ACUSPHERE, INC.

Form 10-Q
For the Quarterly Period Ended June 30, 2006

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
ACUSPHERE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands except share data)

	As of
	June 30, 2006	December 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$57,625	$51,112
Accounts receivable	752	—
Other current assets	960	1,142
Total current assets	59,337	52,254

PROPERTY AND EQUIPMENT, at cost:
Property and equipment	54,646	53,726
Less accumulated depreciation and amortization	17,021	11,886
Property and equipment, net	37,625	41,840

OTHER ASSETS	1,840	1,745
TOTAL ASSETS	$98,802	$95,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$12,028	$6,727
Current portion of deferred revenue	3,012	3,429
Derivative liability	406	1,078
Accounts payable	2,117	3,180
Accrued expenses	5,471	6,829
Total current liabilities	23,034	21,243
LONG-TERM LIABILITIES:
Long-term obligations, net of current portion	11,963	14,601
Deferred revenue, net of current portion	4,630	2,578
Total long-term liabilities	16,593	17,179
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share
Authorized—5,000,000 shares as of June 30, 2006 and December 31, 2005; Designated 6.5% convertible exchangeable—1,000,000 shares as of June 30, 2006 and December 31, 2005; issued and outstanding 730,000 and 740,000 shares as of June 30, 2006 and December 31, 2005	7	7
Common stock, $0.01 par value per share
Authorized, 98,500,000 shares as of June 30, 2006 and December 31, 2005; issued and outstanding 28,809,211 shares as of June 30, 2006 and 22,870,559 as of December 31, 2005	288	229
Additional paid-in capital	315,433	277,592
Deferred stock-based compensation	(171)	(359)
Accumulated deficit	(256,382)	(220,052)
Total stockholders’ equity	59,175	57,417
TOTAL	$98,802	$95,839

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

COLLABORATION REVENUE	$246	$857	$1,103	$1,714
OPERATING EXPENSES:
Research and development	21,640	15,227	32,514	22,905
General and administrative	3,040	2,114	5,594	3,861
Total operating expenses	24,680	17,341	38,108	26,766
Interest income	757	529	1,234	831
Other income (expense)	—	—	—	—
Interest expense	(655)	(341)	(1,134)	(482)
Change in valuation of derivative	1,455	953	575	1,387
NET LOSS	$(22,877)	$(15,343)	$(36,330)	$(23,316)

Dividends on preferred stock	(593)	(1,032)	(1,194)	(1,032)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(23,470)	$(16,375)	$(37,524)	$(24,348)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE—
Basic and diluted	$(0.84)	$(0.92)	$(1.47)	$(1.37)
WEIGHTED-AVERAGE SHARES OUTSTANDING—
Basic and diluted	28,055	17,829	25,447	17,821

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($36,330)	($23,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,355	321
Depreciation and amortization	5,134	1,198
Write-off of intellectual property acquisition cost	1,492	5,218
Noncash interest expense	576	105
Noncash rent expense	41	187
Noncash amortization of deferred revenue	(857)	(1,714)
Noncash amortization of fee and warrants to financial advisor	78	135
Change in valuation of derivative	(576)	(1,387)
Changes in operating assets and liabilities:
Deferred revenue	1,740	2,000
Other current assets	54	938
Accounts payable	(1,063)	(648)
Accrued expenses	(1,666)	1,135
Net cash used in operating activities	(30,022)	(15,828)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(920)	(18,550)
Increase in other assets	(95)	(140)
Net cash used in investing activities	(1,015)	(18,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(2,005)	(1,054)
Proceeds from long-term obligations	2,918	9,478
Net proceeds from sale of stock	37,689	41,887
Payment of preferred stock dividends	(1,194)	(788)
Net proceeds from exercise of stock options	114	14
Proceeds from issuance of common stock from employee stock purchase plan	28	12
Net cash provided by financing activities	37,550	49,549
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,513	15,031
CASH AND CASH EQUIVALENTS—Beginning of period	51,112	45,180
CASH AND CASH EQUIVALENTS—End of period	$57,625	$60,212

The accompanying notes are an integral part of these consolidated financial statements.

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2006 may not be indicative of the results that may be expected for the full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements relate to revenue recognition, accrued expenses, embedded derivatives, and valuation of stock-based compensation.

2.  Revenue Recognition

The Company recognizes revenue from license arrangements in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and Financial Accounting Standards Board (“FASB”) Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Company recognizes revenue from license payments not tied to achieving a specific performance milestone ratably over the period over which the Company is obligated to perform services. The period over which the Company is obligated to perform services is estimated based on available facts and circumstances.  The Company periodically evaluates the assumptions underlying these estimates; significant changes in these assumptions could result in an adjustment to the period over which the revenue is recognized. The Company recognizes revenue from performance payments, when such performance is substantially in the Company’s control and when the Company believes that completion of such performance is reasonably probable, ratably over the period over which the Company estimates that it will perform such performance obligations. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone when performance of such milestone is contingent on performance by others or for which achievement can not be reasonably estimated or assured, are recognized as revenue when the milestone is achieved and the related payment is due, provided that there is no substantial future service obligation associated with the milestone. Revenue in connection with license arrangements is recognized over the term of the arrangement and is limited to payments collected or due and reasonably assured of collection. In circumstances where the arrangement includes a refund provision, the Company defers revenue recognition until the refund condition is no longer applicable unless, in the Company’s judgment, the refund circumstances are within its operating control and unlikely to occur.  Payments received in advance of being recognized as revenue are deferred.  Contract amounts which are not due until the customer accepts or verifies the research results are not recognized as revenue until customer acceptance, assuming collectibility is reasonably assured.

3.     Accounting for Stock-based Compensation

Summary of Stock-Based Compensation Plans

Under the Company’s 2005 Stock Option and Incentive Plan (the “2005 Plan”), the Company may grant up to 1,700,000 shares of common stock to be issued as incentive stock options (“ISOs”), nonqualified stock option, awards of common stock and direct purchases of common stock by Acusphere employees, officers, directors and consultants. The maximum number of shares that may be granted to any employee under the 2005 Plan may not exceed 1,000,000 shares of common stock during any calendar year. Options granted have a term of 10 years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. As of June 30, 2006, there were 0.4 million options outstanding under the 2005 Plan. As of June 30, 2006, there were 1.3 million shares available for future grant.

Under the Company’s 2003 Stock Option and Incentive Plan (the “2003 Plan”), the Company may grant up to 2,500,000 shares of common stock to be issued as ISOs, nonqualified stock option, awards of common stock and direct purchases of common stock by

Acusphere employees, officers, directors and consultants. The maximum number of shares that may be granted to any employee under the 2003 Plan may not exceed 583,334 shares of common stock during any calendar year. Options granted have a term of 10 years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. As of June 30, 2006, there were 2.5 million options outstanding under the 2003 Plan.

In March 1994, the 1994 Stock Plan (the “1994 Plan”) was approved. The 1994 Plan, as amended, provided that a maximum of 1,423,663 shares of common stock could be issued as ISOs, nonqualified stock options and stock grants. The Company ceased granting awards under the 1994 Plan after March 7, 2004. As of June 30, 2006, there were 1.0 million options outstanding under the 1994 Plan.

In July 2003, the 2003 Employee Stock Purchase Plan (the “Purchase Plan”) was approved. The Purchase Plan provides for the issuance of a maximum of 233,334 shares of common stock. Eligible employee may contribute up to 10% of their total cash compensation with a maximum of 417 shares semi-annually. The Company settles employee stock purchases under the Purchase Plan with newly issued shares. Acusphere had 215,721 shares available for future sales of common stock under this plan at June 30, 2006.

Change in accounting for stock-based compensation plans

Prior to January 1, 2006, the Company had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. Accordingly, no compensation expense was recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Conversely, when the exercise price for accounting purposes was below fair value of the Company’s common stock at the date of grant, a non-cash charge to compensation expense was recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. The Company did issue options prior to its initial S-1 filing in July 2003 at values less than fair market. These grants resulted in the recording of deferred compensation.  Effective January 1, 2006, the Company adopted FAS No. 123R, “Accounting for Stock-Based Compensation,” (“FAS 123R”) using the modified prospective method, which results in the provisions of FAS 123R being applied to the consolidated financial statements on a going-forward basis. FAS 123R requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model and the grant date fair value of restricted stock is based on intrinsic value. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the Company recorded the impact of forfeitures as they occurred. Options granted prior to the initial S-1 filing in 2003 continue to be accounted for under APB No. 25.

All stock-based awards to non-employees are accounted for at their fair market value in accordance with FAS 123R and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments Than Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Total stock-based compensation expense was $0.7 million and $1.4 million for the three and six months ending June 30, 2006, respectively. The incremental effect on stock compensation expense as a result of the adoption of FAS 123R for the three and six month periods ended June 30, 2006 was an additional charge of approximately $0.6 million, or $0.02 per share, and $1.2 million, or $0.05 per share, respectively.  The Company recognized the full impact of its equity incentive plans in the consolidated statement of operations for the six months ended June 30, 2006 under FAS 123R. The following table presents stock-based compensation expense included in the Company’s consolidated statement of operations (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Research & development	$0.3	$0.6
General & administrative	$0.4	$0.8
Total	$0.7	$1.4

The Company had previously adopted the provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock awards.

(in thousands, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss applicable to common stockholders, as reported:	$(16,375)	$(24,348)
Add: Stock-based employee compensation expense included in reported net loss	128	265
Deduct: Stock-based employee compensation expense determined under fair value method	(519)	(1,048)
Net loss	$(16,766)	$(25,131)
As reported	$(0.92)	$(1.37)
Pro Forma	$(0.94)	$(1.41)

As described above, the Company had previously recorded deferred compensation for below fair value options granted prior to the initial S-1 filing in 2003. As of June 30, 2006, $0.2 million of deferred compensation has yet to be recognized. Such amounts will be recognized over the next 6 months. The Company continues to expense this deferred stock-based compensation to operations over the vesting period of the options, resulting in $0.1 million and $0.1 million as stock-based compensation expense for the three months ended June 30, 2006 and June 30, 2005, respectively, and $0.2 million and $0.3 million as stock-based compensation expense for the six months ended June 30, 2006 and June 30, 2005, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The fair values of stock options granted during the three and six-month periods ended June 30, 2006 and 2005 were calculated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Volatility	46.26%	46.67%	38.03%	47.2%
Risk-free interest rate	4.94%	3.82%	4.62%	3.69%
Forfeiture rate	0%	0%	0%	0%
Expected option life	5 years	4 years	5 years	4 years

The fair values of options granted during six-month periods ended June 30, 2006 and 2005 under the Company’s Purchase Plan were calculated using the following weighted-average assumptions:

Volatility	37.69%	47.32%
Risk-free interest rate	4.46%	3.64%
Forfeiture rate	10%	10%
Expected option life	6 months	6 months

The Company used the historical volatility of the Company’s market-traded stock for the expected volatility assumption input to the model.  This volatility assumption is consistent with the Company’s volatility assumptions made in accordance with FAS 123 for purposes of the above pro forma information.   The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of stock option grants and is based upon observed interest rates appropriate for the terms of such grants.

The expected life of employee stock options represents the weighted-average period the stock options are estimated to remain outstanding. The expected life of employee stock options is a function of the options’ remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The Company estimates that, based on these variables, options are likely on average to be exercised in 5 years.  The option life for options under the Purchase Plan is six months, representing the time period under which the option may be exercised as defined in the plan.

As share-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures.  FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated at 0% in the three and six months ended June 30, 2006 since the effect of forfeitures on the Company’s expense is negligible due to the monthly vesting of option grants.

During the six months ended June 30, 2006, the Company granted stock options to existing employees, as part of the Company’s performance review process, new employees and Directors in lieu of cash based compensation. All such options were granted with exercise prices equal to the current market value of the underlying common stock on the date of grant. Aggregate stock options granted during 2006 are as follows:

				Weighted Average
	Number of	Exercise Price		Exercise Price
	Shares	Per Share		Per Share
For the three months ended March 31, 2006:	928,829	$5.42 – $6.5	9	$5.84
For the three months ended June 30, 2006:	158,600	$3.59 – $6.7	2	$3.93

On February 28, 2006, the company issued 5,636 shares of its common stock under the Purchase Plan at $4.96 per share, reflecting 85% of the value of the closing stock price.

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2006 through June 30, 2006:

			Weighted
			Average
	Number of	Exercise Price	Exercise
	Shares	Per Share	Price
Balance, January 1, 2006	3,135,033	$0.84 – $13.02	$6.23
Granted	928,829	5.42 – 6.59	5.84
Exercised	(30,648)	0.84 – 5.57	2.62
Canceled	(113,330)	0.84 – 8.50	5.90
Balance, March 31, 2006	3,919,884	0.84 – 13.02	6.18
Granted	158,600	3.59 – 6.72	3.92
Exercised	(35,704)	0.84 – 1.98	1.15
Canceled	(145,977)	0.84 – 8.50	6.30
Balance, June 30, 2006	3,896,803	$0.84 – 13.02	$6.13

The following table summarizes information related to the Company’s options at June 30, 2006:

		Outstanding
		Weighted-Average	Weighted		Weighted
		Remaining	Average	Exercisable	Average
	Number of	Contractual Life	Exercise	Number	Exercise
Exercise Price	Shares	(in Yrs)	Price	of Shares	Price
$0.00 – 1.30	420,245	6.0	$0.87	385,754	$0.87
1.31 – 2.06	52,093	2.5	1.89	52,093	1.89
2.07 – 3.91	140,000	9.9	3.59	–	–
3.92 – 5.21	288,941	9.1	4.83	123,376	4.85
5.22 – 6.51	1,908,161	8.9	5.83	485,119	5.88
6.52 – 7.81	296,716	6.7	7.01	202,151	7.18
7.82 – 9.11	287,801	7.3	8.72	172,202	8.72
9.12 – 10.42	218,500	7.6	9.59	131,756	9.58
10.43 – 13.02	284,346	7.2	13.02	198,318	13.02
	3,896,803	8.1	$6.13	1,750,769	$6.10

The total cash received from employees as a result of employee stock option exercises during the six-month period ended June 30, 2006 was approximately $0.1 million.

As of June 30, 2006, the aggregate intrinsic value of fully vested and exercisable options is $1.1 million, representing the total pre-tax intrinsic value, based on the Company’s closing common stock price of $3.43 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2006, there was $4.4 million of total expected unrecognized compensation cost related to unvested stock options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

4.     Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss available to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. As of June 30, 2006 and 2005, antidilutive securities, which consist of convertible exchangeable preferred stock, stock options, warrants, and restricted common stock that are not included in the diluted net loss per share calculation aggregated 12,295,611 and 10,721,294 shares, respectively.

The following table reconciles weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Weighted-average common shares outstanding	28,055,275	17,831,930	25,447,887	17,824,847
Less weighted-average unvested restricted common shares outstanding	(375)	(3,404)	(633)	(4,128)
Basic and diluted weighted-average common shares outstanding	28,054,900	17,828,526	25,447,254	17,820,719

5. Property and Equipment

Property and equipment at cost consist of the following (in thousands):

	As of:
	June 30, 2006	December 31, 2005	Estimated Useful Life
Equipment	$22,819	$20,589	3 – 5 years
Furniture and fixtures	379	345	5 years
Leasehold improvements	31,005	30,986	Lease term (a)
Sub-total depreciable assets	$54,203	$51,920
Less: accumulated depreciation and amortization	(17,021)	(11,886)
Total depreciable assets, net	37,182	40,034
Deposits on equipment purchases	443	1,205	N/A
Construction in progress	—	601	N/A
Total property and equipment	$37,625	$41,840

(a)             The company depreciates leasehold improvements and equipment under capital leases over the lesser of their useful lives or the remainder of their respective lease terms.

Leasehold improvements primarily represent costs incurred for the build-out of the Company’s commercial manufacturing facility in Tewksbury, Massachusetts, which are being depreciated over the remaining lease term. Deposits on equipment purchases represent progress payments made for long-lead time capital equipment purchases.

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

Effective June 1, 2006, the Company entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from GE Healthcare (“GE”), a division of General Electric Company. The agreement provides the Company with use of GE’s ultrasound contrast agent patents and patent applications in combination with the Company’s lead product candidate AI-700 in the field of ultrasound contrast agents, as well as any patents that GE acquires in the field within 12 months of the agreement. The term of the agreement extends until expiration of the last of the patents licensed under the agreement.   In consideration of the non-exclusive license of these patents, the Company agreed to pay GE $10.0 million prior to commercial approval of AI-700, of which $5.0 million was paid in June 2006 and $5.0 million is due in June 2007.  In addition, the Company agreed to pay GE $5.0 million upon the commercial approval of AI-700 (defined as the first to occur of the approval of a New Drug Application in the United States or the approval of a Marketing Authorization Application in Europe) and $5.0 million upon the one year anniversary of such commercial approval.  The latter two $5.0 million payments are contingent upon achievement of future milestone events and, accordingly, have not been recorded at this time.  For accounting purposes the Company has not demonstrated technological feasibility or an alternative future use for these patents.  Therefore, $9.5 million was expensed upon the consummation of the agreement, representing the initial $5.0 million June 2006 payment and the present value of the $5.0 million June 2007 payment.

Also effective June 1, 2006, the Company entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from Bracco International BV (“Bracco”). The agreement provides the Company with use of Bracco’s ultrasound-related patents and patent applications in combination with the Company’s lead product candidate AI-700 in the field of ultrasound diagnostic imaging. The term of the agreement extends until expiration of the last of the patents licensed under the agreement.  In consideration for the non-exclusive license of these patents, the Company agreed to pay Bracco up to a total royalty of Euros 3.0 million, of which Euros 0.5 million (approximately $0.6 million at June 30, 2006) was paid in June 2006. An additional Euros 2.5 million is payable upon the Company’s achievement of certain defined regulatory milestones.  The Company also agreed to pay a royalty on future AI-700 revenue, up to a maximum royalty amount of Euros 10.0 million, less a portion of the above-referenced milestone payments. For accounting purposes the Company has not demonstrated technological feasibility or an alternative future use for these patents. Therefore, the $0.6 million payment was expensed in June 2006 when paid, whereas the other obligations have not been recorded since they are contingent upon the outcome of future events.

On May 11, 2005, the Company entered into a Patent Transfer Agreement with Schering Aktiengesellschaft (“Schering”) pursuant to which the Company acquired rights, title and interest in certain ultrasound-related patents from Schering. In consideration of the transfer and assignment of these patents, the Company agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million was paid in May 2006, and $3.0 million is due in May 2007. For accounting purposes the Company has not demonstrated technological feasibility or an alternative future use for these patents.  Therefore, the present value of this acquisition cost, $6.2 million, was expensed in May 2005 at the time of acquisition.

7. Long-term Obligations

The carrying value of long-term obligations is as follows:

	As of:
	June 30, 2006	December 31, 2005
Capital lease obligations	$81	$65
Notes payable	16,592	15,696
Other long-term obligations	7,319	5,567
	23,992	21,328
Less current maturities	(12,028)	(6,727)
Long-term obligations, net	$11,964	$14,601

Long-term obligations outstanding as of June 30, 2006, including current maturities, consisted of capital equipment leased under various capital lease arrangements, the present value of amounts payable to GE and Schering, promissory notes under equipment financing lines, and borrowings under a facility loan agreement.  Monthly payments under the capital lease obligations mature through June 2011.

8.  Deferred Revenue

In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed in which the Company granted Nycomed rights to develop and market AI-700 in Europe.  As of June 30, 2006, Nycomed has paid $12.0 million in license fees for the Company’s research and development efforts which was being recognized ratably in revenue over the development period, initially estimated at 42 months.  During the second quarter of 2006, management reevaluated the assumptions underlying the development term and revised the estimated development period to 48 months. This change in estimate resulted in no revenue being recognized under this collaboration agreement for the three months ended June 30, 2006. The remaining $6.0 million of the $12.0 million in development payments already received, but yet to be recognized as revenue, are included in deferred revenue at June 30, 2006 and will be recognized over the remaining estimated development period.

In October 2005 and February 2006, the Company and Nycomed amended the collaboration agreement to accelerate $2.0 million in milestone payments in order to fund certain activities associated with brand development and qualification of a commercial manufacturing facility. Payments received or invoiced pursuant to these amendments, including $1.6 million through June 30, 2006, are considered advances against a future milestone payment for a European regulatory filing, or Marketing Authorization Application (“MAA”). These amounts are classified as deferred revenue until the MAA milestone is achieved, provided that the applicable revenue recognition criteria are met.

During the period ended June 30, 2006 the Company completed its portion of a feasibility study with a pharmaceutical company utilizing the Company’s HDDS technology.  The Company recognized $0.2 million from this contract as revenue during the second quarter of 2006.

9.     Stockholders’ Equity

On April 12, 2006, the Company sold 5,772,004 units, each unit consisting of (i) one share of common stock (ii) one warrant to purchase 0.3 shares of common stock at an exercise price of $7.97 per share, for a purchase price of $6.9675 per unit, resulting in aggregate gross proceeds to the Company of $40.2 million (net proceeds of approximately $37.8 million after deducting underwriting discounts and commissions and estimated offering expenses).  The shares of common stock and warrants were immediately separable and were issued separately.   The warrants will be exercisable beginning on October 12, 2006 and until April 12, 2011.

On February 24, 2005, the Company issued 900,000 shares of 6.5% convertible exchangeable preferred stock (the “Preferred Stock”) at $50.00 per share resulting in aggregate gross proceeds to the Company of $45.0 million (net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses).  Each share of Preferred Stock has a liquidation preference of $50.00 per share.  As of June 30, 2006, 730,000 shares of Preferred Stock were outstanding.

Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December.  Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments.  As of June 30, 2006, dividends had been paid on the Company’s Preferred Stock through May 31, 2006. In August 2006, the Company’s board of directors declared a quarterly dividend in the amount of $0.8125 per share of Preferred Stock, payable on September 1, 2006 to the holders of record as of the close of business on August 15, 2006.

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

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments (SFAS 133), the Company is required to separate and account for as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as a component of other income/(expense).  The Company determined the fair value of the dividend make-whole payment feature to be $3.1 million at February 24, 2005 (the commitment date).  This amount was allocated from the proceeds of the Preferred Stock to the derivative liability.  During 2005, make-whole payments related to the conversion of 160,000 shares were made and the derivative liability was reduced for the fair value of these payments.  As of June 30, 2006 and March 31, 2006, the derivative liability was valued at $0.4 million and $2.0 million, respectively, resulting in the recognition of $0.6 million and $1.5 million as other income for the three and six month periods ending June 30, 2006, respectively.

In April 2006, one stockholder voluntarily converted 10,000 shares of preferred stock into 72,886 shares of the Company’s common stock.  In connection with the conversion, the Company issued an additional 15,526 shares of the Company’s common stock in satisfaction of the required Make-Whole payment.  The fair value of this payment was approximately $0.1 million, which was charged to the derivative liability during the second quarter of 2006.

The Company may elect to redeem the Preferred Stock on or after March 6, 2009 at declining redemption prices.

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

10. Warrants

On April 12, 2006, the Company sold 5,772,004 units, each unit consisting of (i) one share of common stock (ii) one warrant to purchase 0.3 shares of common stock at an exercise price of $7.97 per share, for a purchase price of $6.9675 per unit, resulting in aggregate gross proceeds to the Company of $40.2 million.  Warrants to purchase an additional 1,731,600 shares of common stock were issued under this offering and will be exercisable beginning on October 12, 2006 and until April 12, 2011.

As of June 30, 2006, warrants to purchase shares of the Company’s stock, the origination of which were derived in connection with debt and lease financing transactions, the collaborative agreement with Nycomed and the April 2006 common stock offering, were outstanding for an aggregate of 3,048,108 shares of common stock at an effective weighted average price of $8.73 per share as follows:

Number of Shares	Exercise Price Per Share	Expiration Date
4,724	12.84	August 21, 2006
7,517	12.84	June 6, 2007
5,194	28.50	February 21, 2008
3,404	18.00	February 26, 2008
450,897	8.46	April 11, 2008
684	14.00	April 11, 2008
7,540	8.46	June 27, 2008
573,105	8.50	August 2, 2008
16,212	19.80	October 16, 2008
14,934	19.80	October 19, 2008
114,895	8.50	October 20, 2008
55,732	6.28	November 30, 2009
2,688	19.80	January 5, 2010
30,844	28.50	March 30, 2011
28,138	28.50	September 27, 2011
1,731,600	7.97	April 12, 2011
3,048,108

11. New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes” by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

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

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of factors discussed in Part II. Item 1A “Risk Factors” and elsewhere in this report. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

AI-700 Phase 3 Clinical Trial

Our Phase 3 clinical plan provides for a two-part program consisting of a pilot phase (the “pilot study”), under which new investigators and blinded readers have been qualified and trained, and two independent multi-center pivotal trials.  These two pivotal trials, previously referred to as the “32” and “33” trials, in preparation for completion of the trials have been re-named RAMP-1 and RAMP-2, respectively. “RAMP” stands for Real-time Assessment of Myocardial Perfusion with echocardiography. Clinical investigators were qualified in the pilot phase on a rolling basis. The pilot phase was completed in 2005. Clinical investigators in the Phase 3 pivotal studies are located at clinical sites in North America, Europe and Australia.  Data from the Phase 3 pivotal studies are intended for submission to U.S., European, and potentially other regulatory authorities.

The Pivotal Trials.   As part of the Phase 3 pivotal study design, the evaluation of AI-700 enhanced stress echo and nuclear stress images from the pivotal trials is performed by blinded readers who receive no information about the patient being evaluated other than the images. During the pivotal trials, we intentionally have no access to efficacy data. We do not publicly disclose results from a pivotal trial until after the trial is closed, quality control checks are completed, the database is locked, the data are revealed to us and we have had an opportunity to review and understand the data, including data regarding clinical outcomes and safety results. A total of 777 patients with known or suspected coronary heart disease have been enrolled in the Phase 3 pivotal trials, 320 patients in the RAMP-1 trial and 457 patients in the RAMP-2 trial.

The RAMP-1 Trial.  All of the patients enrolled in this trial received a stress echo study with AI-700 and a nuclear stress test. Patients in this pivotal trial generally underwent coronary angiography only if they had a positive nuclear stress test result. Patients in this pivotal trial who had a negative nuclear stress test result were evaluated for ninety days thereafter for cardiac events. The primary endpoints of the RAMP-1 trial were accuracy, sensitivity and specificity relative to a truth standard, in comparison to the performance of nuclear stress testing relative to the same truth standard. Accuracy is defined as a measure of how faithfully the information obtained using AI-700 reflects the “truth” as indicated by the study truth standard. Sensitivity and specificity are subsets of accuracy. Sensitivity is defined as the ability to detect disease, specificity is defined as the ability to rule out disease.  The truth standard was determined with angiography. If angiographic data were unavailable, then the truth standard was clinical outcome with nuclear stress, or clinical outcome. On June 5, 2006, we announced preliminary results for the RAMP-1 trial. RAMP-1 was statistically designed to demonstrate that, for 2 out of 3 echo blinded readers, AI-700 enhanced stress echo was non-inferior to nuclear stress in assessing coronary heart disease. The accuracy and specificity results exceeded the criteria for success of this trial, where 3 out of 3 readers met this standard for accuracy and 2 out of 3 readers exceeded this standard for specificity. The sensitivity results missed the criteria for success of the trial with 1 out of 3 readers meeting the non-inferiority standard. Based upon our review of the safety data from this trial, we believe AI-700 was well tolerated.

In the RAMP-1 study, the accuracy of the nuclear blinded reader was 70%. All three echo blinded readers read with accuracy that was statistically non-inferior to the nuclear blinded reader (all p values<0.005). The specificity of the nuclear blinded reader was 63% and the specificity of two of the AI-700 echo blinded readers was statistically superior (both p values<0.001). The sensitivity of the nuclear blinded reader was 78% and the sensitivity of one of the AI-700 echo blinded readers was non-inferior to nuclear (p=0.002). Greater than 99% of the AI-700 images acquired from patients enrolled in the trial were readable.

The majority of adverse events (“AEs”) reported were mild in intensity, transient, and resolved without residual effects. The most common AEs reported were headache, chest pain, nausea, flushing and dizziness and the majority of these AEs occurred following the administration of the dipyridamole pharmacologic stress agent prior to stress imaging. Serious adverse events (SAEs) and dose discontinuation was experienced in four and five of 320 patients, respectively. All SAEs were non-life threatening, transient, and resolved without residual effects.

The RAMP-2 Trial.   All of the patients enrolled in this trial received a stress echo study with AI-700 and underwent coronary angiography. The majority of patients, but not all, will have had a nuclear stress test. The primary endpoints of the RAMP-2 trial will be accuracy, sensitivity and specificity, relative to a truth standard, in comparison to the performance of nuclear stress testing, with angiography as the truth standard for both modalities. On June 5, 2006, we announced the completion of enrollment in the RAMP-2 trial with 457 patients enrolled.  As dictated by the trial design, all patients in this trial were evaluated for up to thirty days following the stress echo study.  Once this follow-up period is completed, all images have been read, and all patient angiography data are collected, an independent third-party clinical research organization, on our behalf, will conduct quality control checks. These checks, which can take up to 90 days, are designed to ensure that all of the required information has been fully gathered and filed before locking the database. At that time, the data may be unblinded and made available to us for analysis. We may elect to pursue opportunities to apply some of what we learned from the RAMP-1 trial to the reading of the RAMP-2 images prior to unblinding the RAMP-2 trial data. If we make such an election, public announcement of RAMP-2 result could occur in early 2007 rather than in the fourth quarter of 2006.  Such an election is not anticipated to affect the timing of our submission of an NDA for AI-700 which is currently scheduled to occur before the end of the first half of 2007.

Trial Design and Purpose.   We believe that stress echo with AI-700 has the potential to significantly reduce the time, cost and resources needed in the assessment of myocardial perfusion, compared to nuclear stress testing. Myocardial perfusion is blood flow to the heart muscle, a sensitive marker for coronary heart disease.  There is no ultrasound contrast agent approved by FDA for use in stress echo or myocardial perfusion imaging. Based upon the endpoints described above, our RAMP-1 and RAMP-2 trials are designed to demonstrate non-inferiority of stress echo with AI-700 relative to nuclear stress testing. In April 2005, based in part upon feedback from FDA, we revised the statistical analysis plan on which we base our patient enrollment estimates for the AI-700 Phase 3 clinical trials. Since that time we have continued discussions with the FDA regarding trial design and our statistical analysis plan.  As a result of our ongoing discussions with FDA, we may make further revisions. These discussions could lead to delays in the public announcement of the results from our RAMP-2 clinical trial and affect whether AI-700 is approved for the indication that we are seeking, the timing of such approval or whether AI-700 is approved at all.

The estimates of and timing of blinded reads, data lock, data release and NDA submission in our Phase 3 trials reflect our current assumptions, based on our knowledge and experience and the guidance of our advisors.  We cannot assure you that these timelines will be met, nor can we assure you that our estimates and assumptions will not change based upon ongoing regulatory feedback or that, when the RAMP-2 trial is completed, we will successfully achieve results that meet or exceed the clinical endpoints.

AI-700 Manufacturing Facility Update

We intend to demonstrate that we can produce AI-700 at a commercial manufacturing scale prior to our submission of an NDA for AI-700 and, subject to required regulatory approvals, we intend to manufacture AI-700 in this facility for commercial use. This commercial manufacturing facility must comply with current good manufacturing practices, or cGMPs, enforced by the FDA and overseas regulatory agencies.

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing and office space in Tewksbury, Massachusetts. In late 2005, we substantially completed the build-out of this facility and commenced start-up activities relating to the manufacturing equipment installed at the site.  Depreciation of costs incurred for this build-out commenced in the fourth quarter of 2005 when the related assets were placed into service.  In early 2006 we completed commissioning of the manufacturing equipment and utilities within the facility. We recently produced full commercial scale development batches of AI-700 in this facility, an important step towards the qualification of the production of AI-700 in this facility and reduction of the technology transfer risk. In addition, we are working to qualify the facility in compliance with current good manufacturing practices (“cGMP’s”). Completion of such qualification includes significant testing and documentation. We have previously demonstrated that we can produce AI-700 in a qualified manner at contract manufacturing sites. We need to repeat this demonstration in our commercial manufacturing facility prior to submission of our NDA.

The next steps in the qualification of the manufacturing process are aseptic qualification of the facility, product stability testing and completion of other validation activities under cGMPs. Data from the production of AI-700 under cGMPs is intended to be part of our NDA submission of AI-700.  Based upon our current plans, we expect to complete this qualification phase before the end of the second quarter of 2007, upon which we will believe that we will have all of the manufacturing related data necessary to submit our NDA.

Although the build-out of the facility and the commissioning of the equipment are substantially complete, we cannot assure you that we will not encounter complications in the qualification of operations in this facility, which complications could add additional costs or delay our submission of a NDA for AI-700. In support of our efforts to qualify our commercial manufacturing facility for AI-700, in February 2006, we and Nycomed agreed to amend the 2004 strategic collaboration agreement resulting in commitment by Nycomed to accelerate $1.85 million in payments to us in order to fund certain activities associated with the qualification of our manufacturing facility.

European Collaboration Agreement

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed pursuant to which we granted Nycomed rights to develop and market AI-700 in Europe. As part of the agreement, Nycomed has agreed to provide up to $70 million in license fees, research and development funding, and milestone payments, including $12 million in payments over the first two years, of which the final $1 million was paid to us in April 2006. The remaining $58 million in milestone payments are related to regulatory approvals and achievement of certain sales goals. In addition, Nycomed has agreed to pay us to manufacture AI-700 for them and to pay us royalties on Nycomed’s sales of AI-700. Nycomed will be responsible for sales, marketing and the regulatory submissions required for marketing throughout its sales territory, which includes the member states of the European Union, as well as Russia/CIS and Turkey.

In October 2005, we and Nycomed agreed to amend the strategic collaboration agreement in order to accelerate $150,000 in milestone payments to support activities associated with AI-700 brand development, including related international trademark activities. In February 2006, we and Nycomed further amended the agreement to accelerate $1.85 million in milestone payments in order to fund certain activities associated with the qualification of our manufacturing facility. Beginning with costs incurred in February 2006, we began to draw down on this $1.85 million in accelerated funding up to $370,000 per month. Any payments received pursuant to these amendments are considered advances against a future milestone payment for a European regulatory filing, or Marketing Authorization Application (“MAA”), and will be deducted from that milestone payment. Payments received under these amendments will be classified as deferred revenue until the MAA milestone is achieved, provided that the applicable revenue recognition criteria are met.  As of June 30, 2006, we have billed $1.5 million for qualification costs invoiced to Nycomed, and have included this amount in deferred revenue.

The Nycomed agreement is subject to termination provisions. Under certain of these termination provisions, if we fail in any material respect to use all commercially reasonable efforts to carry out referenced obligations under the agreement, we would be obligated to pay Nycomed liquidated damages of   up to $12.0 million. We plan to carry out all of these obligations, which we believe are in our control. However, there can be no assurance that termination of this agreement will not occur or that such termination would not result in us incurring liquidated damages of up to $12.0 million.

Financial Operations Overview

Revenue.    We have not generated any revenue from product sales since our inception. Since July 2004, when we entered into our collaboration agreement with Nycomed, the majority of our revenue has been collaboration revenue recognized in connection with research and development activities performed under this agreement.  As of June 30, 2006 Nycomed has paid us $12.0 million in license fees for our research and development efforts. We are recognizing this $12.0 million of initial license and research and development payments ratably over a period currently estimated at 48 months. The period over which we are obligated to perform services is estimated based on available facts and circumstances. We periodically evaluate the assumptions underlying these estimates.

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

Change in Valuation of Derivative.    The terms of our February 2005 convertible preferred stock offering and our March 2005 Mass Development loan agreement contain features considered to be embedded derivatives which are recorded at estimated fair value in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments (SFAS 133). Change in valuation of derivative consists of other income (expense) recognized on the change in fair value of the derivative at the end of each reporting period.  The change in the value of the derivative related to the preferred stock is affected by a number of assumptions including the number of preferred shares outstanding, the amount of dividends paid and the probability and timing of conversion into common stock. The derivative liability is reduced for any make-whole payments made during the period upon conversions of preferred stock to common stock. The change in the value of the derivative related to the loan is affected by the expected timing of future positive net cash flows from operations.

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

Results of Operations

Three Months Ended June 30, 2006 and 2005

Revenue.    As of June 30, 2006, in connection with our collaboration agreement with Nycomed, Nycomed has paid us $12.0 million in license fees for our research and development efforts. We had previously been recognizing this $12.0 million in research and development payments ratably over the estimated development period of 42 months.  During the three months ended June 30, 2006 we modified our estimate of the development period over which we are obligated to perform services to 48 months. This change in estimate resulted in no revenue being recognized from the license agreement for the three months ended June 30, 2006.

During the three month period ended June 30, 2006 we recognized revenue of $0.2 million related to a feasibility study with a large pharmaceutical company utilizing our HDDS technology.  Also during the three month period ended June 30, 2006 we performed clinical research services on behalf of Nycomed, relating to AI-700.  We were paid for these services on a time and materials basis and recognized approximately $0.1 million in revenue during the period.

Research and Development Expense.    Research and development expense for the three months ended June 30, 2006 increased $6.4 million, or 42%, to $21.6 million versus $15.2 million in the prior year period.  The increase was due primarily to higher intellectual property acquisition costs ($3.9 million), higher depreciation primarily due to our new manufacturing facility ($1.8 million), with the remaining increase ($0.7 million) due to higher stock-based compensation expense from the adoption of FAS 123R and higher personnel costs due to increased headcount, partially offset by lower expenses associated with our clinical trials. Clinical trial costs were lower than the prior year primarily due to the completion of RAMP-1 patient enrollment in December 2005 and the completion of RAMP-2 patient enrollment in June 2006.

The following table summarizes the primary components of our research and development expense for the three months ended June 30, 2006 and 2005:

	Three Months Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Total direct costs	$7,839	$7,085

Indirect costs:
Facility costs	998	913
Depreciation	2,476	634

All other indirect costs	190	377
Total indirect costs	3,664	1,924
Write-off of intellectual property acquisition cost	10,137	6,218
Total research and development expense	$21,640	$15,227

Research and development expense includes $10.1 million and $6.2 million for the three months ended June 30, 2006 and 2005, respectively, for the patents acquired or licensed under the GE, Bracco and Schering agreements.

We expect to incur higher expense for the commercial manufacturing facility during the remainder of 2006 versus the prior year due to timing of depreciation expense and costs for the ongoing validation of the facility and its equipment, the purchase of raw materials and laboratory supplies and the hiring of additional personnel.  Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our primary research and development programs are as follows:

Late Stage Clinical Development Program.  Our late stage clinical develop program relates to our lead product candidate, AI-700, which is a cardiovascular drug for the detection of coronary heart disease. Almost all of our direct research and development expenditures for the three months ended June 30, 2006 and 2005 relate to our AI-700 program.

Early Stage Development Programs.  The initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128, have each completed a Phase 1 trial. In late 2005, we commenced a feasibility study regarding the use of our HDDS technology in connection with a product candidate under development by a large pharmaceutical company.  Our portion of this feasibility study has been completed; potential expansion of this collaboration is pending the completion of a review by that pharmaceutical company.  During 2006 the costs of early stage development programs could increase, depending upon the extent to which we are successful in commencing new feasibility studies with partners, if at all.

General and Administrative Expense.    General and administrative expense for the three months ended June 30, 2006 increased $0.9 million, or 43%, to $3.0 million versus $2.1 million in the prior year period.  The increase was primarily due to additional stock-based compensation expense from the adoption of FAS 123R, higher consulting expense related to business development activity and higher personnel costs due to increased headcount.

The following table summarizes the primary components of our general and administrative expense for the three months ended June 30, 2006 and 2005:

	Three Months Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Total direct costs	$2,863	2,026

Indirect costs:
Facility costs	125	59
Depreciation	52	29
Total indirect costs	177	88
Total general and administrative expense	$3,040	$2,114

We anticipate an increase in general and administrative expense during 2006 from personnel costs for increased headcount, in costs for stock-based compensation expense under FAS 123R, for business development activities to support product development efforts, investor relations and other activities.

Interest Income.    Interest income for the three months ended June 30, 2006 increased $0.3 million, or 60%, to $0.8 million versus $0.5 million in the prior year period.  The increase was primarily due to higher average cash balances during the period.

Interest Expense.    Interest expense for the three months ended June 30, 2006 increased to $0.7 versus $0.3 million in prior year period.   The increase was primarily due to higher cumulative borrowings during the period under our equipment financing lines.

Change in Valuation of Derivative.     The change in the valuation of derivative resulted in income of $1.5 million during the three months ended June 30, 2006 versus income of $1.0 million in the prior year period.  As of June 30, 2006 and March 31, 2006, the derivative liability was valued at approximately $0.4 million and $2.0 million, respectively.

Six Months Ended June 30, 2006 and 2005

Revenue.    As of June 30, 2006, in connection with our collaboration agreement with Nycomed, Nycomed has paid us $12.0 million in license fees for our research and development efforts. We had previously been recognizing this $12.0 million in research and development payments ratably over the estimated development period of 42 months.  During the three months ended June 30, 2006 we modified our estimate of the development period over which we are obligated to perform services to 48 months.  This change in estimate resulted in no revenue being recognized from the license agreement during the second quarter. We have recognized $0.9 million under this collaboration agreement for the six months ended June 30, 2006.

During the six month period ended June 30, 2006 we recognized revenue of $0.2 million related to a feasibility study with a large pharmaceutical company utilizing our HDDS technology.  Also during the six month period ended June 30, 2006 we performed clinical research services on behalf of Nycomed, relating to AI-700.  We were paid for these services on a time and materials basis and recognized approximately $0.1 million in revenue during the period.

Research and Development Expense.    Research and development expense for the six months ended June 30, 2006 increased $9.6 million, or 42%, to $32.5 million versus $22.9 million in the prior year period.  The increase was due primarily to higher intellectual property acquisition costs ($3.9 million), higher depreciation primarily due to our new manufacturing facility ($3.8 million), with the remaining increase ($1.9 million) due to higher stock-based compensation expense from the adoption of FAS 123R and higher personnel costs due to increased headcount, partially offset by lower expenses associated with our clinical trials.  Clinical trial costs were lower than the prior year primarily due to the completion of RAMP-1 patient enrollment in December 2005 and the completion of RAMP-2 patient enrollment in June 2006.

The following table summarizes the primary components of our research and development expense for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Total direct costs	$14,916	$12,931

Indirect costs:
Facility costs	2,085	1,968
Depreciation	4,934	1,133
All other indirect costs	441	655
Total indirect costs	7,460	3,756
Write-off of intellectual property acquisition cost	10,137	6,218
Total research and development expense	$32,513	$22,905

Research and development expense includes $10.1 million and $6.2 million for the six months ended June 30, 2006 and 2005, respectively, for the patents acquired or licensed under the GE, Bracco and Schering agreements.

We expect to incur higher expense for the commercial manufacturing facility for the remainder of 2006 versus the prior year due to timing of depreciation expense and costs for the ongoing validation of the facility and its equipment, the purchase of raw materials and laboratory supplies and the hiring of additional personnel.  Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our primary research and development programs are as follows:

Late Stage Clinical Development Program.  Our late stage clinical develop program relates to our lead product candidate, AI-700, which is a cardiovascular drug for the detection of coronary heart disease. Almost all of our direct research and development expenditures for the six months ended June 30, 2006 and 2005 relate to our AI-700 program.

Early Stage Development Programs.  The initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128, have each completed a Phase 1 trial. In late 2005, we commenced a feasibility study regarding the use of our HDDS technology in connection with a product candidate under development by a large pharmaceutical company.  Our portion of this feasibility study has been completed, potential expansion of this collaboration is pending the completion of a review by the pharmaceutical company.  During 2006 the costs of early stage development programs could increase, depending upon the extent to which we are successful in commencing new feasibility studies with partners, if at all.

General and Administrative Expense.    General and administrative expense for the six months ended June 30, 2006 increased $1.7 million, or 44%, to $5.6 million versus $3.9 million in the prior year period.  The increase was primarily due to additional stock-based compensation expense from the adoption of FAS 123R, higher consulting expense related to business development activity and higher personnel costs due to increased headcount.

The following table summarizes the primary components of our general and administrative expense for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Total direct costs	$5,229	3,683

Indirect costs:
Facility costs	268	121
Depreciation	97	57
Total indirect costs	365	178
Total general and administrative expense	$5,594	$3,861

We anticipate an increase in general and administrative expense during 2006 from personnel costs for increased headcount, in costs for stock-based compensation expense under FAS 123R, for business development activities to support product development efforts, investor relations and other activities.

Interest Income.    Interest income for the six months ended June 30, 2006 increased $0.4 million, or 48%, to $1.2 million versus $0.8 million in the prior year period.  The increase was primarily due to higher average cash balances during the period.

Interest Expense.    Interest expense for the six months ended June 30, 2006 increased to $1.1 million versus $0.5 million in prior year period.   The increase was primarily due to higher cumulative borrowings during the period under our equipment financing lines.

Change in Valuation of Derivative.     The change in the valuation of derivative resulted in income of $0.6 million during the six months ended June 30, 2006 versus income of $1.4 million in the prior year period.  As of June 30, 2006 and December 31, 2005, the derivative liability was valued at approximately $0.4 million and $1.1 million, respectively.

Liquidity and Capital Resources

Historically, aside from payments received in connection with our strategic collaboration with Nycomed, we have financed our business through the issuance of equity securities, debt financings and equipment leases. Our liquidity requirements have arisen primarily from research and development expenditures, leasehold improvements, equipment expenditures and payments on outstanding indebtedness. As of June 30, 2006 we owed $23.9 million under notes payable and other long-term obligations and $0.1 million under capital leases.  We also had operating lease commitments totaling $10.2 million for rent on our facilities.

During the six months ended June 30, 2006, operating activities used $30.0 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $36.3 million, a decrease in accrued expenses of $1.7 million, a decrease in accounts payable of $1.1 million and the non-cash amortization of deferred revenue of $0.9 million. These uses of cash were partially offset by non-cash charges for depreciation and amortization of $5.1 million, a decrease in deferred revenue of $1.7 million, the write-off of intellectual property acquired of $1.5 million and non-cash stock-based compensation of $1.4 million.

During the six months ended June 30, 2006, investing activities used $1.0 million in cash, primarily for purchases of manufacturing equipment.  We intend to seek financing for future equipment purchases under additional secured lines of credit.

During the six months ended June 30, 2006, financing activities provided $37.5 million, primarily from an offering on April 12, 2006 of 5,772,004 shares of common stock and warrants, net of transaction costs.

Effective June 9, 2006, we entered into a promissory note with General Electric Capital Corporation (“GE Capital”) in aggregate original principal amount totaling $1.5 million for equipment already purchased by us. The promissory note includes an annual interest rate of 10.69% and is payable over 42 consecutive months. The promissory note is secured by the financed equipment pursuant to the terms of our Master Security Agreement with GE Capital. The promissory note is subject to acceleration upon the happening of customary events of default, including the failure to make timely payments of principal and interest.

Effective June 1, 2006, we entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from GE Healthcare (“GE”), a division of General Electric Company. The agreement provides us with use of GE’s ultrasound contrast agent patents and patent applications in combination with our lead product candidate AI-700 in the field of ultrasound contrast agents, as well as any patents that GE acquires in the field within 12 months of the agreement. In consideration of the non-exclusive license of these patents, we agreed to pay GE $10.0 million prior to commercial approval of AI-700, of which $5.0 million was paid in June 2006 and $5.0 million is due in June 2007.  In addition, we agreed to pay GE $5.0 million upon the commercial approval (defined as the first to occur of the approval of a New Drug Application in the United States or the approval of a Marketing Authorization Application in Europe) of AI-700 and $5.0 million upon the one year anniversary of such commercial approval.  The latter two $5.0 million payments are contingent upon achievement of future milestone events and, accordingly, have not been recorded at this time.

Also effective June 1, 2006, we entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from Bracco International BV (“Bracco”). The agreement provides us with use of Bracco’s ultrasound-related patents and patent applications in combination with our lead product candidate AI-700 in the field of ultrasound diagnostic imaging. In consideration the non-exclusive license of these patents, we agreed to pay Bracco up to a total royalty of Euros 3.0 million, of which Euros 0.5 million (approximately $0.6 million at June 30, 2006) was paid in June 2006. An additional Euros 2.5 million is payable upon our achievement of certain defined regulatory milestones.  We also agreed to pay a royalty on future AI-700 revenue, up to a maximum royalty amount of Euros 10.0 million, less a portion of the above-referenced milestone payments. Whereas the other obligations are contingent upon the outcome of future events, they have not been recorded at this time.

On April 12, 2006, we sold 5,772,004 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.3 shares of common stock at an exercise price of $7.97 per share, for a purchase price of $6.9675 per unit, resulting in aggregate gross proceeds to us of $40.2 million (net proceeds of approximately $37.8 million after deducting underwriting discounts and commissions and estimated offering expenses).  Units are not issued or certificated.  The shares of common stock and warrants were immediately separable and were issued separately.   The warrants will be exercisable beginning on October 12, 2006 and until April 12, 2011.

On May 11, 2005, we entered into a Patent Transfer Agreement with Schering pursuant to which we acquired rights, title and interest in certain ultrasound-related patents from Schering. In consideration of the transfer and assignment of these patents, we agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million was paid in May 2006, and $3.0 million is due in May 2007.

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

Universal Shelf Registration Statement

We have on file with the U.S. Securities and Exchange Commission (“SEC”) a “universal shelf” registration statement on Form S-3 (Registration No. 333-134263) and a universal shelf registration statement on Form S-3 (Registration No. 333-123854), which provide for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability of approximately $100.0 million and $27.0 million, respectively. The SEC declared the shelf registration statements effective on June 1, 2006 and April 15, 2005, respectively.  Subject to market conditions and our capital needs, and so long as we are then eligible to use the registration statement under SEC rules, we may again seek to use any remaining availability under the shelf registration statement by making an offering of securities covered for sale under the registration statement. In addition, we may amend our shelf registration statement or file a new shelf registration statement to increase our potential access to capital. If we elect to raise additional capital using a shelf registration statement, we may use the net proceeds from the sale of these securities for general corporate purposes, which may include funding clinical trials, research and development, regulatory activities and the expansion of our commercial manufacturing facility in Tewksbury, Massachusetts, acquisitions, including acquisitions of companies, products, intellectual property or other technology, repayment or refinancing of existing indebtedness, investments, capital expenditures, repurchase of our capital stock and for any other purposes that we may specify in any prospectus supplement.

Off-Balance Sheet Financing Arrangements

We currently do not have any special purpose entities or off-balance sheet financing arrangements other than operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period

Contractual Obligations	Total Obligations All Years	2006 Remaining	2007 Through 2008	2009 Through 2010	After 2010
	(in thousands)
Capital lease obligations (including interest)	$93	$12	$49	$32	$—
Operating lease obligations	10,230	1,238	3,491	3,430	2,071
Notes payable (including interest)	19,356	2,941	12,415	4,000	—
Intellectual property acquisition cost obligations	7,319		7,319
Purchase orders for capital equipment and leasehold improvements	265	265	—	—	—
Total contractual cash obligations	$37,263	$4,456	$23,274	$7,462	$2,071

Our capital lease obligations relate to leases for business equipment.  Our operating lease obligations relate to our facility leases.  Notes payable relate primarily to financing leases for our equipment and leasehold improvements in our Tewksbury manufacturing facility.  Intellectual property acquisition cost obligations relate to the payments due under our agreements with GE and Schering.  Purchase orders for capital equipment and leasehold relate primarily to a final payment due to the contractor for the build-out of our Tewksbury facility.  The above table excludes contingent milestone and royalty obligations.

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

In connection with our feasibility study, contract amounts which are not due until the customer accepts or verifies the research results are not recognized as revenue until customer acceptance, assuming collectibility is reasonable assured.

We are recognizing collaboration revenue of $12.0 million associated with the initial license and performance-based payments under the Nycomed agreement based on an estimated recognition period of forty-eight months over which we are obligated to perform services supporting the agreement and assumes that AI-700 will be ready for commercialization in 2008. At the time we entered into our agreement with Nycomed, we estimated that the development period would be 42 months.  This was revised to 48 months in the second quarter of 2006.  Our estimated recognition period may change again if facts and circumstances change. Were the estimated development period to be extended, we may be required to record a reduction in cumulative revenue recognized in our statement of operations in the period in which the change in development period is determined. Our agreement with Nycomed has been modified such that Nycomed has paid us $150,000 for activities associated with creating a brand name for AI-700 and related trademark activities and to reimburse us for up to $1.8 million for support of activities to support the validation of the our commercial manufacturing facility for AI-700. These amounts were originally scheduled to be paid to us upon Nycomed’s filing for regulatory approval of AI-700 in Europe. While the amounts are not refundable, we plan to defer recognition of these amounts until after the original regulatory filing milestone has been achieved. Payments received for current and potential HDDS and PDDS feasibility studies, which are offset by costs incurred for such studies, are recognized as revenue over the estimated performance period of each such study. A change in these estimates could result in a significant change to the amount of revenue recognized in future periods. In addition, if the Nycomed collaboration agreement is terminated for reasons other than certain non-performance by us, we would recognize the remainder of the payments we have received or otherwise expect to collect over the amortization period at the time of termination. We will not recognize revenue associated with the potential additional $56 million in milestone-based payments that may be earned under the Nycomed agreement until the underlying regulatory and sales milestones are achieved.

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

Accrued Expenses.   As part of the process of preparing consolidated financial statements we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include professional service fees, such as lawyers and accountants, and contract service fees such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, and fees paid to consultants used in the qualification of our commercial manufacturing facility for AI-700. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs which have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the United States of America.

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

Prior to adopting the provisions of FAS 123R, we recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of FAS 123. Because we established the exercise price based on the fair market value of our stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting FAS 123R. Each accounting period, we reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes” by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. Our equipment loans and capital leases are not subject to interest rate fluctuations because the interest rates are fixed at the time of borrowing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006 (the “Evaluation Date”), our management, with the participation our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are focused on product development and we have not generated any revenue from commercial sales of our products to date. We have incurred losses each year of our operations. In 2005, we had a net loss available to holders of common stock of $47.0 million, and in the six months ended June 30, 2006 we had a net loss available to holders of common stock of $37.5 million. At June 30, 2006 we had an accumulated deficit of $256.4 million. We expect our research and development, general and administrative and sales and marketing expenses will increase over the next several years.

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

As a result of our limited capital resources, we may elect to delay the funding of certain development activities, including the submission of our NDA for AI-700, which would result in a delay in the commercialization of AI-700. Any such delay in the submission of an NDA or commercialization of AI-700 would have a material adverse impact on our business and would likely have a material adverse effect on the market price of our common stock. To address our capital needs, we may elect to raise funds through public or private sales of equity or from borrowings or from strategic partners. Additional equity financing, if available, may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business; and strategic partnerships, if available, may result in royalties or other terms which reduce our economic potential from products under development. In addition, third parties may attempt to acquire us at valuations our board of directors or stockholders may not find attractive. If our capital resources are not sufficient to fund our planned operations for a twelve month period at the time the audit for our 2006 financial results is complete, our auditor may require a going concern qualification in its audit report be included in our audit report on Form 10-K. Any such qualification would have a material adverse effect on our ability to raise capital and would have a material adverse effect on the market price of our common stock.

We need to allocate significant amounts of our available capital resources to make payments on our outstanding indebtedness and equipment lease obligations, our patent transfer agreement with Schering Aktiengesellschaft, our patent license agreement with

GE and as dividends on our 6.5% convertible exchangeable preferred stock, which in turn could reduce our financial flexibility and ability to fund other activities.

As of June 30, 2006, we had approximately $23.9 million in aggregate principal indebtedness outstanding related to capital lease obligations, notes payable and other long-term obligations. As of June 30, 2006, we had outstanding 730,000 shares of our 6.5% convertible exchangeable preferred stock, which shares accrue cumulative cash dividends at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. These payments will:

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

We did not achieve one of the primary clinical endpoints in our RAMP-1 trial.  We cannot assure you that our RAMP-2 trial results will achieve all of its primary clinical endpoints.  In addition, while it is possible that AI-700 could receive regulatory approval without achieving all of the primary clinical endpoints for our Phase 3 clinical trials, we can provide no assurance that such approval will be achieved without significant delays, without narrowing the potential indication for use of AI-700 or that it will be approved at all.

Many of the patients in our AI-700 clinical trials have coronary heart disease. As part of our AI-700 clinical trials, patients are exposed to potential safety risks associated with a stress test, including risks associated with a pharmacological stressor, and AI-700. Given the nature of the AI-700 clinical trials, including the cumulative administration of AI-700 to larger numbers of at-risk patients and administering AI-700 to patients with coexisting disease, adverse events are expected to be encountered during the clinical trials. Adverse events are also likely to be encountered in clinical trials for our other products, which clinical trials also include at-risk patients. When significant adverse events are detected and these events are attributable to our products, such events could delay, limit or prevent regulatory agency approval.

Further, data obtained from pre-clinical and clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. We cannot assure you that our Phase 3 plan for AI-700 will successfully address the requirements of the FDA or that the results of the Phase 3 program will establish the safety and efficacy of AI-700 sufficiently for us to obtain regulatory approval. We anticipate that if and when AI-700 and other product candidates are approved that the initial use and marketing of these products may be limited at least until such time as we conduct additional clinical studies or information otherwise becomes available to address the underlying reasons for such limits.

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

We may need to enroll more patients in additional clinical trials, and any such additional enrollment would require additional expenditures, which may be material, and would likely result in a delay of our submitting an NDA with the FDA for AI-700.

Estimations of the number of patients needed to enroll in our clinical trials in order to achieve statistical significance were based on a variety of factors, including our understanding and analysis of previous trial data for AI-700, our ongoing discussions with the FDA and our own knowledge and past experience in these and similar matters. These estimates are subject to risks and uncertainties, and there can be no assurance that our estimates will prove to be correct, or if additional clinical data will be required. Continued discussions with the FDA could lead to other changes, including changes relating to our Phase 3 program and statistical analysis plans. How, when or if the matters being discussed are resolved may affect whether AI-700 is approved for the indication that we are seeking, the timing of such approval or whether AI-700 is approved at all. These discussions could also lead to delays in the timing of the un-blinding of the data from our RAMP-2 clinical trial and therefore, the public announcement of results from that trial. We may also encounter delays if the reading of images by the “blinded readers” in our RAMP-2 trial is not promptly completed, which delay could be caused by a variety of factors including time availability of the blinded readers.  Any such delays will likely result in increased costs, which may be material and would likely have a harmful effect on our financial position and results of operations. The market price of our common stock may also be materially adversely affected in response to any such delays.

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

Our commercial manufacturing facility in Tewksbury, Massachusetts is designed to meet our estimated initial commercial demand for AI-700. The facility is being initially equipped to run one production line. In order to support greater production capacity, this production line is designed to support a larger lyophilizer (pharmaceutical freeze dryer which can be operated under sterile conditions) than has been initially installed in the facility. Space in the facility has been designated for the future addition of a larger lyophilizer. Purchasing, installing and qualifying manufacturing equipment, such as a lyophilizer, typically requires significant lead times and temporary discontinuation of production. Also in the future we may need to add additional production lines at the Tewksbury, Massachusetts site or elsewhere to meet potential commercial demand for AI-700. We have made no commitment to such additions at this time. The cost of such additions can be significant. There can be no assurance that our capacity estimates will be achieved. Any such additions would increase our operating spending, increase our capital requirements and reduce our resources available for development activities.

We have removed our AI-700 manufacturing equipment from the facilities of our third party contract manufacturer and currently have no facility within which to manufacture AI-700 until the new commercial manufacturing facility is qualified or until other arrangements are made.

We have removed our AI-700 manufacturing equipment from the facilities of a third-party contract manufacturer.  Currently, we have no facility within which to manufacture AI-700 until the new commercial manufacturing facility is qualified or until other arrangements are made. If we lack sufficient inventory of AI-700 clinical trial material to perform clinical trials or are unable to manufacture sufficient inventory on a timely basis, our program could be adversely impacted or delayed. These delays could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, and we spent approximately $6,100 during the three months ended June 30, 2006 to dispose of these hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

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

As of August 3, 2006, and based on information provided to us by such entities: Quaker Capital Management Corporation and its affiliates beneficially own approximately 9% of our outstanding common stock; Bank of America Corporation and its affiliates beneficially own approximately 7% of our outstanding common stock; the Baupost Group LLC beneficially owns approximately 7% of our outstanding common stock; the Endowment Capital Group LLC and its affiliates beneficially own approximately 6% of our outstanding common stock and Mr. Peter David Boone beneficially owns approximately 6% of our outstanding common stock. Collectively these investors will control approximately 35% of our common stock. These investors, particularly if they were to act together as a concentrated group, could exert influence over the election of our directors, direct our policies and operations, including future issuances of common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and entering into of extraordinary transactions, and their interests, as a concentrated group, may not in all cases be aligned with your interests. This concentration of ownership among a small number of investors may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of August 3, 2006, we have approximately 28,813,873 shares of common stock outstanding and 730,000 shares of convertible preferred stock outstanding that are convertible into approximately 5.3 million shares of our common stock, plus up to a maximum of approximately 1.0 million additional shares of our common stock issuable at our option in satisfaction of the maximum dividend make-whole payment on these shares of preferred stock. All of the shares of common stock issuable upon conversion of our preferred stock will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

The terms of our outstanding shares of preferred stock may restrict our ability to raise additional capital or hamper or prevent an acquisition of us.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of June 30, 2006, 730,000 of these shares of preferred stock are outstanding. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders. Without the vote or consent of the holders of at least a majority of the shares of preferred stock, we can not authorize or sell any equity security that ranks senior to the preferred stock as to dividends or distributions of assets upon liquidation, dissolution or winding up of Acusphere. As a result of this liquidation preference, it may be difficult for us to raise additional capital through the sale of common stock or junior preferred stock on acceptable terms, or at all.

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

In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of June 30, 2006, 730,000 of these shares of preferred stock are outstanding. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December, commencing June 1, 2005. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments. If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our board of directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the preferred stock, voting separately as a class with holders of preferred stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected. These directors will be appointed to classes on the board as determined by our board of directors. These voting rights will terminate when we have declared and either paid or set aside for payment all accrued and unpaid dividends. The terms of office of all directors so elected will terminate immediately upon the termination of these voting rights.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 8, 2006, the stockholders approved the following:

Elected two people to serve as a Class III directors as follows:

Director	Votes For	Votes Withheld
Frank Baldino, Jr.	20,685,744	1,844,294
Martyn Greenacre	21,547,369	982,669

	Votes For	Votes Against	Abstain
Ratification of Deloitte & Touche LLP
as independent registered public accounting firm:	22,267,045	104,337	158,656

ITEM 5.  OTHER INFORMATION

Our policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that, in accordance with Rule 10b5-1 and our policy governing transactions in its securities, such a plan has been entered into with provisions requiring that any trading of securities thereunder is to be reported when and if it occurs in accordance with applicable law. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
10.1	License Agreement by and between by and between GE Healthcare Ltd. and the Company dated as of June 1, 2006

10.2*	Patent License Agreement by and between the Company and Bracco International BV dated as of June 1, 2006

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

*                    Confidential Treatment requested for certain portions of this Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August 2006.

ACUSPHERE, INC.

By:	/s/ Sherri C. Oberg
Sherri C. Oberg
President and Chief Executive Officer

By:	/s/ John F. Thero
John F. Thero
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	License Agreement by and between by and between GE Healthcare Ltd. and the Company dated as of June 1, 2006

10.2*	Patent License Agreement by and between the Company and Bracco International BV dated as of June 1, 2006

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

*                    Confidential Treatment requested for certain portions of this Agreement.