Form 10-Q
period 2006-09-30
ACUSPHERE INC
filed 2006-11-14
CIK 1115143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 8, 2006 there were 28,830,922 shares of the registrant’s common stock, $.01 par value per share, outstanding.

ACUSPHERE, INC.

Form 10-Q
For the Quarterly Period Ended September 30, 2006

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands except share data)

	As of
	September 30, 2006	December 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$47,621	$51,112
Other current assets	752	1,142
Total current assets	48,373	52,254

PROPERTY AND EQUIPMENT, at cost:
Property and equipment	54,824	53,726
Less accumulated depreciation and amortization	19,576	11,886
Property and equipment, net	35,248	41,840

OTHER ASSETS	1,859	1,745
TOTAL ASSETS	$85,480	$95,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$12,333	$6,727
Current portion of deferred revenue	2,667	3,429
Derivative liability	348	1,078
Accounts payable	2,693	3,180
Accrued expenses	4,810	6,829
Total current liabilities	22,851	21,243
LONG-TERM LIABILITIES:
Long-term obligations, net of current portion	10,741	14,601
Deferred revenue, net of current portion	5,333	2,578
Total long-term liabilities	16,074	17,179
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share Authorized - 5,000,000 shares as of September 30, 2006 and December 31, 2005; Designated 6.5% convertible exchangeable - 1,000,000 shares as of September 30, 2006 and December 31, 2005; issued and outstanding 730,000 and 740,000 shares as of September 30, 2006 and December 31, 2005 (liquidation value $36,500,000 as of September 30, 2006)	7	7
Common stock, $0.01 par value per share Authorized, 98,500,000 shares as of September 30, 2006 and December 31, 2005; issued and outstanding 28,825,718 shares as of September 30, 2006 and 22,870,559 as of December 31, 2005	288	229
Additional paid-in capital	315,483	277,592
Deferred stock-based compensation	(99)	(359)
Accumulated deficit	(269,124)	(220,052)
Total stockholders’ equity	46,555	57,417
TOTAL	$85,480	$95,839

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

COLLABORATION REVENUE	$12	$857	$1,115	$2,571
OPERATING EXPENSES:
Research and development	9,993	8,856	42,507	31,761
General and administrative	2,943	1,747	8,537	5,608
Total operating expenses	12,936	10,603	51,044	37,369
Interest income	703	459	1,937	1,290
Interest expense	(578)	(404)	(1,713)	(886)
Change in valuation of derivative	57	(20)	633	1,368
NET LOSS	$(12,742)	$(9,711)	$(49,072)	$(33,026)

Dividends on preferred stock	(593)	(731)	(1,787)	(1,763)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(13,335)	$(10,442)	$(50,859)	$(34,789)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE –
Basic and diluted	$(0.46)	$(0.58)	$(1.91)	$(1.95)
WEIGHTED-AVERAGE SHARES OUTSTANDING –
Basic and diluted	28,819	17,915	26,571	17,852

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,072)	$(33,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,044	464
Depreciation and amortization	7,690	1,838
Write-off of intellectual property acquisition cost	1,492	5,218
Noncash interest expense	536	510
Noncash rent expense	52	383
Noncash amortization of deferred revenue	(857)	(2,571)
Noncash amortization of fee and warrants to financial advisor	67	202
Change in valuation of derivative	(633)	(1,368)
Changes in operating assets and liabilities:
Deferred revenue	2,098	3,000
Other current assets	999	1,036
Accounts payable	(634)	(2,245)
Accrued expenses	(2,081)	770
Net cash used in operating activities	(38,299)	(25,788)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(950)	(27,272)
Increase in other assets	(114)	73
Net cash used in investing activities	(1,064)	(27,199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(3,140)	(1,730)
Proceeds from long-term obligations	2,943	11,497
Net proceeds from sale of common stock	37,681	17,566
Net proceeds from sale of preferred stock	—	41,887
Payment of preferred stock dividends	(1,787)	(1,519)
Proceeds from exercise of stock options	123	16
Proceeds from issuance of common stock from employee stock purchase plan	52	38
Net cash provided by financing activities	35,872	67,755
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,491)	14,767
CASH AND CASH EQUIVALENTS – Beginning of period	51,112	45,180
CASH AND CASH EQUIVALENTS – End of period	$47,621	$59,947

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2006 may not be indicative of the results that may be expected for the full fiscal year.

The Company is subject to a number of risks similar to those of pre-commercial stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials, dependence on third party collaborators for research operations, need for regulatory approval of products, successful protection of intellectual property, and competition with larger, better-capitalized companies.  Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company’s cost structure.  There are no assurances, however, that the Company will be able to obtain additional financing on favorable terms, or at all, or successfully market its products. See Item IA “Risk Factors.”

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

3.  Accounting for Stock-based Compensation

Summary of Stock-Based Compensation Plans

Under the Company’s 2005 Stock Option and Incentive Plan (the “2005 Plan”), the Company may grant up to 1,700,000 shares of common stock to be issued as incentive stock options (“ISOs”), nonqualified stock option, awards of common stock and direct purchases of common stock by Acusphere employees, officers, directors and consultants. The maximum number of shares that may be granted to any employee under the 2005 Plan may not exceed 1,000,000 shares of common stock during any calendar year. Options granted have a term of 10 years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. As of September 30, 2006, there were 0.5 million options outstanding under the 2005 Plan and 1.2 million shares available for future grant.

Under the Company’s 2003 Stock Option and Incentive Plan (the “2003 Plan”), the Company may grant up to 2,500,000 shares of common stock to be issued as ISOs, nonqualified stock option, awards of common stock and direct purchases of common stock by Acusphere employees, officers, directors and consultants. The maximum number of shares that may be granted to any employee under the 2003 Plan may not exceed 583,334 shares of common stock during any calendar year. Options granted have a term of 10 years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. As of September 30, 2006, there were 2.4 million options outstanding under the 2003 Plan and 0.1 million shares available for future grant.

In March 1994, the 1994 Stock Plan (the “1994 Plan”) was approved. The 1994 Plan, as amended, provided that a maximum of 1,423,663 shares of common stock could be issued as ISOs, nonqualified stock options and stock grants. The Company ceased granting awards under the 1994 Plan after March 7, 2004. As of September 30, 2006, there were 1.0 million options outstanding under the 1994 Plan.

In July 2003, the 2003 Employee Stock Purchase Plan (the “Purchase Plan”) was approved. The Purchase Plan provides for the issuance of a maximum of 233,334 shares of common stock. Eligible employee may contribute up to 10% of their total cash compensation with a maximum of 417 shares semi-annually. The Company settles employee stock purchases under the Purchase Plan with newly issued shares. On August 31, 2006, the Company issued 8,536 shares to employees under the Purchase Plan.  Acusphere had 207,185 shares available for future sales of common stock under this plan at September 30, 2006.

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

Total stock-based compensation expense was $0.7 million and $2.0 million for the three and nine months ending September 30, 2006, respectively. The incremental effect on stock compensation expense as a result of the adoption of FAS 123R for the three and nine month periods ended September 30, 2006 was an additional charge of approximately $0.6 million, or $0.02 per share, and $1.7 million, or $0.07 per share, respectively.  The Company recognized the full impact of its equity incentive plans in the consolidated statement of operations for the nine months ended September 30, 2006 under FAS 123R. The following table presents stock-based compensation expense included in the Company’s consolidated statement of operations (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Research & development	$ 0.3	$ 0.8
General & administrative	$ 0.4	$ 1.2
Total	$ 0.7	$ 2.0

The Company had previously adopted the provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock awards.

	Three Months Ended	Nine Months Ended
(in thousands, except per share amounts)	September 30, 2005	September 30, 2005
Net loss applicable to common stockholders, as reported:	$ (10,442)	$ (34,789)
Add: Stock-based employee compensation expense included in reported net loss	112	377
Deduct: Stock-based employee compensation expense determined under fair value method	(528)	(1,576)
Net loss	$ (10,858)	$ (35,989)
As reported	$ (0.58)	$ (1.95)
Pro forma	$ (0.61)	$ (2.02)

As described above, the Company had previously recorded deferred compensation for below fair value options granted prior to the initial S-1 filing in 2003. As of September 30, 2006, $0.1 million of deferred compensation has yet to be recognized. Such amounts will be recognized over the next 3 months. The Company continues to expense this deferred stock-based compensation to operations over the vesting period of the options, resulting in $0.1 million and $0.1 million as stock-based compensation expense for the three months ended September 30, 2006 and September 30, 2005, respectively, and $0.2 million and $0.4 million as stock-based compensation expense for the nine months ended September 30, 2006 and September 30, 2005, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The fair values of stock options granted during the three and nine-month periods ended September 30, 2006 and 2005 were calculated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Volatility	50.72%	46.27%	39.65%	47.09%
Risk-free interest rate	4.70%	4.05%	4.63%	3.74%
Forfeiture rate	0%	0%	0%	0%
Expected option life	5 years	4 years	5 years	4 years

The fair values of options granted during six-month periods ended August 31, 2006 and 2005 under the Company’s Purchase Plan were calculated using the following weighted-average assumptions:

	2006	2005
Volatility	44.32%	46.61%
Risk-free interest rate	4.88%	3.89%
Forfeiture rate	10%	10%
Expected option life	6 months	6 months

The Company used the historical volatility of the Company’s market-traded stock for the expected volatility assumption input to the model.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of stock option grants and is based upon observed interest rates appropriate for the expected term of such grants.

The expected life of employee stock options represents the weighted-average period the stock options are estimated to remain outstanding. The expected life of employee stock options is, in part, a function of the options’ remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The

Company estimates that, based on these variables, options are likely on average to be exercised in 5 years.  The option life for options under the Purchase Plan is six months, representing the time period under which the option may be exercised as defined in the plan.

As share-based compensation expense is recognized based on awards ultimately expected to vest, it should be reduced for estimated forfeitures.  FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated at 0% in the three and nine months ended September 30, 2006 since the effect of forfeitures on the Company’s expense is negligible due to the monthly vesting of option grants.

During the nine months ended September 30, 2006, the Company granted stock options to existing employees, as part of the Company’s performance review process, new employees and Directors in lieu of cash based compensation. All such options were granted with exercise prices equal to the current market value of the underlying common stock on the date of grant. Aggregate stock options granted during 2006 are as follows:

			Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share	Fair Value

For the three months ended March 31, 2006:	928,829	$5.42 - $6.59	$ 5.84	$ 2,157,112
For the three months ended June 30, 2006:	158,600	$3.59 - $6.72	$ 3.93	$ 289,588
For the three months ended September 30, 2006:	159,300	$2.40 - $3.87	$ 3.30	$ 260,933

On August 31, 2006, the company issued 8,536 shares of its common stock under the Purchase Plan at $2.89 per share, reflecting 85% of the value of the closing stock price.

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from January 1, 2006 through September 30, 2006:

			Weighted
			Average
	Number of	Exercise Price	Exercise
	Shares	Per Share	Price
Balance, January 1, 2006	3,135,033	$0.84 – $13.02	$ 6.23
Granted	928,829	5.42 – 6.59	5.84
Exercised	(30,648)	0.84 – 5.57	2.62
Cancelled	(113,330)	0.84 – 8.50	5.90
Balance, March 31, 2006	3,919,884	0.84 – 13.02	6.18
Granted	158,600	3.59 – 6.72	3.92
Exercised	(35,704)	0.84 – 1.98	1.15
Cancelled	(145,977)	0.84 – 8.50	6.30
Balance, June 30, 2006	3,896,803	0.84 – 13.02	6.13
Granted	159,300	2.40 – 3.87	3.30
Exercised	(1,985)	0.84 – 0.84	0.84
Cancelled	(108,860)	0.84 – 13.02	6.07
Balance, September 30, 2006	3,945,258	$0.84 – 13.02	$ 6.02

The following table summarizes information related to the Company’s options at September 30, 2006:

		Outstanding	Weighted		Weighted
		Weighted-Average	Average	Exercisable	Average
	Number of	Remaining	Exercise	Number	Exercise
Exercise Price	Shares	Contractual Life (in Yrs)	Price	of Shares	Price

$0.00 - 1.30	416,828	5.7	$ 0.87	399,816	$ 0.87
1.31 - 2.60	55,993	2.8	1.93	52,173	1.90
2.61 - 3.91	295,400	9.8	3.45	37,144	3.58
3.92 - 5.21	287,900	8.9	4.83	135,172	4.85
5.22 - 6.51	1,821,939	8.7	5.83	575,904	5.88
6.52 - 7.81	287,900	6.5	7.00	200,387	7.16
7.82 - 9.11	276,682	7.2	8.73	181,788	8.74
9.12 - 10.42	218,500	7.4	9.59	145,411	9.59
10.43 - 13.02	284,116	6.9	13.02	216,068	13.02
	3,945,258	7.9	$ 6.02	1,943,863	$ 6.10

The total cash received from employees as a result of employee stock option exercises during the nine-month period ended September 30, 2006 was approximately $0.1 million.

As of September 30, 2006, the aggregate intrinsic value of fully vested and exercisable options is $11.9 million.

As of September 30, 2006, there was $4.6 million of total expected unrecognized compensation cost related to unvested stock options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

4.  Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss available to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. As of September 30, 2006 and 2005, anti-dilutive securities, which consist of convertible exchangeable preferred stock, stock options, warrants, and restricted common stock that are not included in the diluted net loss per share calculation aggregated 12,309,343 and 10,851,371 shares, respectively.

The following table reconciles weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Weighted-average common shares outstanding	28,819,307	17,917,911	26,571,694	17,855,868
Less weighted-average unvested restricted common shares outstanding	—	(2,508)	(422)	(3,588)
Basic and diluted weighted-average common shares outstanding	28,819,307	17,915,403	26,571,272	17,852,280

5.  Property and Equipment

Property and equipment at cost consist of the following (in thousands):

	As of:
	September 30, 2006	December 31, 2005	Estimated Useful Life
Equipment	$ 23,026	$ 20,589	3 – 5 years
Furniture and fixtures	424	345	5 years
Leasehold improvements	31,005	30,986	Lease term (a)
Sub-total depreciable assets	54,455	51,920
Less: accumulated depreciation and amortization	(19,576)	(11,886)
Total depreciable assets, net	34,879	40,034
Deposits on equipment purchases	369	1,205	N/A
Construction in progress	—	601	N/A
Total property and equipment	$ 35,248	$ 41,840

(a)             The company depreciates leasehold improvements and equipment under capital leases over the lesser of their useful lives or the remainder of their respective lease terms.

Leasehold improvements primarily represent costs incurred for the build-out of the Company’s commercial manufacturing facility in Tewksbury, Massachusetts, which are being depreciated over the remaining initial lease term. Deposits on equipment purchases represent progress payments made for long-lead time capital equipment purchases.

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

Effective June 1, 2006, the Company entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from GE Healthcare (“GE”), a division of General Electric Company. The agreement provides the Company with use of GE’s ultrasound contrast agent patents and patent applications in combination with the Company’s lead product candidate ImagifyTM (perflubutane polymer microspheres for delivery in an injectable suspension, pronounced i-maj’-i-fī, formerly known as AI-700) in the field of ultrasound contrast agents, as well as any patents that GE acquires in the field within 12 months of the agreement. The term of the agreement extends until expiration of the last of the patents licensed under the agreement.  In consideration of the non-exclusive license of these patents, the Company agreed to pay GE $10.0 million prior to commercial approval of Imagify, of which $5.0 million was paid in June 2006 and $5.0 million is due in June 2007.  In addition, the Company agreed to pay GE $5.0 million upon the commercial approval of Imagify (defined as the first to occur of the approval of a New Drug Application in the United States or the approval of a Marketing Authorization Application in Europe) and $5.0 million upon the one year anniversary of such commercial approval.  The latter two $5.0 million payments are contingent upon achievement of future milestone events and, accordingly, have not been recorded at this time.  For accounting purposes the Company has not demonstrated technological feasibility or an alternative future use for these patents.  Therefore, $9.5 million was expensed upon the consummation of the agreement, representing the initial $5.0 million June 2006 payment and the present value of the $5.0 million June 2007 payment.

Also effective June 1, 2006, the Company entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from Bracco International BV (“Bracco”). The agreement provides the Company with use of Bracco’s ultrasound-related patents and patent applications in combination with the Company’s lead product candidate Imagify in the field of ultrasound diagnostic imaging. The term of the agreement extends until expiration of the last of the patents licensed under the agreement.  In consideration for the non-exclusive license of these patents, the Company agreed to pay Bracco up to a total royalty of Euros 3.0 million, of which Euros 0.5 million (approximately $0.6 million at September 30, 2006) was paid in June 2006. An additional Euros 2.5 million is payable upon the Company’s achievement of certain defined regulatory milestones.  The Company also agreed to pay a royalty on future Imagify revenue, up to a maximum royalty amount of Euros 10.0 million, less a portion of the above-referenced milestone payments. For accounting purposes the Company has not demonstrated technological feasibility or an alternative future use for these patents. Therefore, the $0.6 million payment was expensed in June 2006 when paid, whereas the other obligations have not been recorded since they are contingent upon the outcome of future events.

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

7.  Long-term Obligations

The carrying value of long-term obligations is as follows:

	As of:
	September 30, 2006	December 31, 2005
Capital lease obligations	$ 99	$ 65
Notes payable	15,464	15,696
Other long-term obligations	7,511	5,567
	23,074	21,328
Less current maturities	(12,333)	(6,727)
Long-term obligations, net	$ 10,741	$ 14,601

Long-term obligations outstanding as of September 30, 2006, including current maturities, consisted of capital equipment leased under various capital lease arrangements, promissory notes under equipment financing lines, the present value of amounts payable to GE and Schering and borrowings under a facility loan agreement.  Monthly payments under the capital lease obligations mature through June 2011.

8.  Deferred Revenue

In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed in which the Company granted Nycomed rights to develop and market Imagify in Europe.  As of September 30, 2006, Nycomed has paid $12.0 million in license fees for the Company’s research and development efforts which was being recognized ratably in revenue over the development period, as defined, initially estimated at 42 months in July 2004.  Estimation of this development period involves many assumptions.  The Company regularly assesses these assumptions, and its estimated development recognition period may change if facts and circumstances change.  During the third quarter of 2006, management reevaluated the assumptions underlying the development term and revised the estimated development period from 48 as of June 30, 2006 to 54 months.  This change in estimate resulted in no revenue being recognized under this collaboration agreement for the three months ended September 30, 2006. The remaining $6.0 million of the $12.0 million in development payments already received, but yet to be recognized as revenue, are included in deferred revenue at September 30, 2006 and will be recognized over the remaining estimated development period.

In October 2005 and February 2006, the Company and Nycomed amended the collaboration agreement to accelerate $2.0 million in milestone payments in order to fund certain activities associated with brand development and qualification of a commercial manufacturing facility. The $2.0 million in payments received pursuant to these amendments through September 30, 2006 are considered advances against a future milestone payment for a European regulatory filing, or Marketing Authorization Application (“MAA”). This amount is classified as deferred revenue until the MAA milestone is achieved, provided that the applicable revenue recognition criteria are met.

9.  Stockholders’ Equity

On August 31, 2006, the Company entered into what is sometimes termed an equity line of credit arrangement with Azimuth Opportunity Ltd. The arrangement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $30,000,000 of the Company’s common stock, or as of September 30, 2006, up to approximately 5.8 million shares of common stock (resulting in gross proceeds of $20.8 million based upon the $3.61 per share closing market price of the Company’s common stock on September 29, 2006), whichever occurs first, over the 18-month term of the agreement. No shares of common stock were issued nor was any commitment fee paid to Azimuth in connection with the execution and delivery of the agreement. The Company is not required to sell any shares of common stock under the agreement.

From time to time during the term of the agreement, and at the Company’s sole discretion, the Company may present Azimuth with draw down notices requiring Azimuth to purchase the Company’s common stock at a per share purchase price equal to the daily volume weighted average price of the common stock, less a discount ranging from 3.875% to 5.875%.  Since the number of shares to be issued in connection with any draw down pricing period, and the aggregate purchase price for these shares, will not be known until the draw down pricing period is complete, the Company does not expect that it will publicly announce the issuance of a draw down notice to Azimuth until the completion of the draw down pricing period.  As of September 30, 2006 the Company has not issued any shares under this agreement.

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

On February 24, 2005, the Company issued 900,000 shares of 6.5% convertible exchangeable preferred stock (the “Preferred Stock”) at $50.00 per share resulting in aggregate gross proceeds to the Company of $45.0 million (net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses).  Each share of Preferred Stock has a liquidation preference of $50.00 per share.  As of September 30, 2006, 730,000 shares of Preferred Stock were outstanding.

Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December.  Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments.  As of September 30, 2006, dividends had been paid on the Company’s Preferred Stock through September 1, 2006.

On November 7, 2006, the Company’s board of directors declared a quarterly dividend in the amount of $0.8125 per share of Preferred Stock payable on December 1, 2006 to the holders of record as of the close of business on November 15, 2006.

The Preferred Stock is convertible into the Company’s common stock at any time at the option of the holder at a conversion rate of 7.2886 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $6.86 per share.  The initial conversion price is subject to adjustment in certain customary events, but is not subject to “price based” anti-dilution adjustment. The Company has reserved approximately 6.3 million shares of common stock for issuance upon such conversion.

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

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments” (SFAS 133), the Company is required to separate and account for as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as a component of other income/(expense).  The Company determined the fair value of the dividend make-whole payment feature to be $3.1 million at February 24, 2005 (the commitment date).  This amount was allocated from the proceeds of the Preferred Stock to the derivative liability.  During 2005, make-whole payments related to the conversion of 160,000 shares were made and the derivative liability was reduced for the fair value of these payments.  As of September 30, 2006 and June 30, 2006, the derivative liability was valued at $0.3 million and $0.4 million, respectively, resulting in the recognition of approximately $0.1 million and $0.6 million in other income for the three and nine month periods ending September 30, 2006, respectively.

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

As of September 30, 2006, warrants to purchase shares of the Company’s stock, the origination of which were derived in connection with debt and lease financing transactions, the collaborative agreement with Nycomed and the April 2006 common stock offering, were outstanding for an aggregate of 3,043,384 shares of common stock at an effective weighted average price of $8.72 per share as follows:

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
3,043,384

11.  New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes” by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS (FAS) No. 157, “Fair Value Measurements,” which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The purpose of FAS 157 is to clarify and set forth consistent rules for defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles and expanding disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements where those accounting pronouncements have determined that fair value is the relevant measurement attribute. FAS 157 does not require any new fair value measurements, but for some entities the application of FAS 157 could change current practice.  The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. (SAB) 108. The purpose of SAB 108 is to clarify and set forth consistent rules for the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company does not believe the adoption of SAB 108 will have a material impact on its consolidated financial statements.

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

Forward-looking statements include, but are not limited to: our plans to develop and market new products and the timing of these development programs, in particular the timing of clinical trials and regulatory milestones for Imagify; our clinical development of product candidates, clinical trials and our ability to obtain and maintain regulatory approval for our product candidates; our estimates regarding our capital requirements and our needs for additional financing; our estimates of expenses and future revenues and profitability; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract collaborators with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate collaborations, license agreements and other collaborative efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the manufacturing capacity for our product candidates, including our plans to qualify a commercial manufacturing facility for Imagify.

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

We have incurred significant operating losses to develop our product candidates and we anticipate continuing to incur significant operating losses in the coming years. In particular, we expect to incur significant additional expenses and experience other significant capital requirements for the conduct of our Phase 3 clinical program for ImagifyTM (perflubutane polymer microspheres for delivery in an injectable suspension, pronounced i-maj’-i-fī, formerly known as AI-700) and to complete the build-out and qualification of a manufacturing facility for the initial commercial manufacture of Imagify. Since our inception, we have funded our operations primarily through private and public placements of equity securities, equipment-backed financings and other debt financings.

Imagify Phase 3 Clinical Trial

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

The Pivotal Trials.  The Phase 3 pivotal studies are designed to demonstrate that stress echo with Imagify is non-inferior to nuclear stress testing.  Clinical sites that participated in these studies were primarily in the U.S. and Europe. All patients enrolled in these studies received a stress echo with Imagify. Most of these patients also received a nuclear stress test. The Imagify-enhanced stress echo images and the nuclear stress images resulting from these studies are forwarded by the clinical sites to an independent clinical research organization where all information about the patients, other than what is shown by the images themselves, is removed. Because all such patient information is removed from the images, evaluators of the images are referred to as blinded readers. Images produced by Imagify-enhanced stress echo are evaluated by echocardiologists (i.e. echo blinded readers). Images produced by nuclear stress tests are evaluated by nuclear cardiologists (i.e. nuclear blinded readers).

A truth standard defines which patients have disease and which patients are normal, and serves as the basis for quantifying the performance of the echo blinded readers and the performance of the nuclear blinded readers.  Non-inferiority is determined by comparing the performance of the echo blinded read relative to the nuclear blinded read.

Non-inferiority of Imagify-enhanced stress echo relative to nuclear stress is evaluated in three ways, which are the primary endpoints of the pivotal trials. First, non-inferiority is evaluated in all patients (i.e. accuracy). Then non-inferiority is evaluated in two different subsets of patients, those with disease (i.e. sensitivity) and those without disease (i.e. specificity). The criteria for success for each primary endpoint is for two of the three echo blinded readers to be non-inferior to the nuclear blinded reader(s). In the RAMP-1 study there was one primary nuclear blinded reader. In the RAMP-2 study there are three primary nuclear blinded readers.

During the pivotal trials, we intentionally have no access to efficacy data. We do not publicly disclose results from a pivotal trial until after the trial is closed, quality control checks are completed, the database is locked, the data are revealed to us and we have had an opportunity to review and understand the data, including data regarding clinical outcomes and safety results. A total of 777 patients with known or suspected coronary heart disease have been enrolled in the Phase 3 pivotal trials.

RAMP-1 trial.  320 patients were enrolled in the RAMP-1 clinical trial. Patients eligible for this trial had, in accordance with current clinical practice, been referred for a nuclear stress test. All RAMP-1 patients received an Imagify-enhanced stress echo as well as a nuclear stress test. The truth standard in this trial was angiography, clinical outcome or clinical outcome with the un-blinded evaluation of the nuclear stress test. The truth standard was angiography in 42% of patients.

In June 2006, we announced preliminary results of the RAMP-1 study.  The accuracy and specificity results exceeded the criteria for success.   3 of 3 echo blinded readers had statistically non-inferior accuracy  to the nuclear blinded reader, whose accuracy was 70% (all p value <0.005).   2 of the 3 echo blinded readers had statistically superior specificity to the nuclear blinded reader, whose specificity was 63% (p value for both with respect to non-inferiority <0.001). The sensitivity results missed the criteria for success of the trial with 1 of 3 blinded echo readers having statistical non-inferior sensitivity (p=0.002) to the nuclear blinded reader’s sensitivity of 78%.  Based upon our review of the safety data from this trial, we believe Imagify was well tolerated. Greater than 99% of the images acquired from patients enrolled in the trial were readable.

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

RAMP-2 Trial.  In June 2006, we announced completion of enrollment of 457 patients in this trial. Patients eligible for this trial had been referred for a coronary angiogram. All patients enrolled in this clinical trial received an Imagify-enhanced stress echo. Approximately 420 patients also received a nuclear stress test for purposes of evaluation against the primary endpoints of this study.  The truth standard for patients in this study is coronary angiography. As dictated by the trial design, all patients in this trial were evaluated for up to thirty days following the stress echo study.  Once all images have been read, and all patient data from the follow-up period and angiography data are collected, an independent third-party clinical research organization, on our behalf, will conduct quality control checks. These checks, which can take up to 90 days, are designed to ensure that all of the required information has been fully gathered and filed before locking the database. At that time, the data may be unblinded and made available to us for analysis.

In October 2006, we announced that we had trained all of the echo blinded readers in the RAMP-2 trial to increase their sensitivity while maintaining high accuracy. We are continuing to train the echo blinded readers in an effort to ensure that gains in sensitivity do not lower specificity below targeted levels. Based upon our findings from this training, we intend to have each of the RAMP-2 echo blinded readers evaluate , to the extent possible, all images for the primary efficacy analysis of the RAMP-2 trial. Although this training and intended to increase the likelihood of success for the RAMP-2 trial, we cannot assure you that the RAMP-2 results will meet or exceed the clinical endpoints. We currently expect that the results from RAMP-2 will be publicly available in the second quarter of 2007, and that the NDA submission will occur in the second half of 2007. No additional patients are expected to be enrolled in the RAMP-2 study.

Trial Design and Purpose.   We believe that stress echo with Imagify has the potential to significantly reduce the time, cost and resources needed in the assessment of myocardial perfusion, compared to nuclear stress testing. Myocardial perfusion is blood flow to the heart muscle, a sensitive marker for coronary heart disease.  There is no ultrasound contrast agent approved by FDA for use in stress echo or myocardial perfusion imaging. Based upon the endpoints described above, our RAMP-1 and RAMP-2 trials are designed to demonstrate non-inferiority of stress echo with Imagify relative to nuclear stress testing. In April 2005, based in part upon feedback from FDA, we revised the statistical analysis plan on which we base our patient enrollment estimates for the Imagify Phase 3 clinical trials. Since that time we have continued discussions with the FDA regarding trial design and our statistical analysis plan.  As a result of our ongoing discussions with FDA, we may make further revisions. These discussions could lead to delays in the public announcement of the results from our RAMP-2 clinical trial and affect whether Imagify is approved for the indication that we are seeking, the timing of such approval or whether Imagify is approved at all.

The estimates of and timing of blinded reads, data lock, data release and NDA submission in our Phase 3 trials reflect our current assumptions, based on our knowledge and experience and the guidance of our advisors.  We cannot assure you that these timelines will be met, nor can we assure you that our estimates and assumptions will not change based upon ongoing regulatory feedback or that, when the RAMP-2 trial is completed, we will successfully achieve results that meet or exceed the clinical endpoints or that the FDA will accept and approve our NDA once submitted.

Imagify Manufacturing Facility Update

We intend to demonstrate that we can produce Imagify at a commercial manufacturing scale prior to our submission of an NDA for Imagify and, subject to required regulatory approvals, we intend to manufacture Imagify in this facility for commercial use. This commercial manufacturing facility must comply with current good manufacturing practices, or cGMPs, enforced by the FDA and overseas regulatory agencies.

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing and office space in Tewksbury, Massachusetts. In late 2005, we substantially completed the build-out of this facility and commenced start-up activities relating to the manufacturing equipment installed at the site.  Depreciation of costs incurred for this build-out commenced in the fourth quarter of 2005 when the related assets were placed into service.  In early 2006 we completed commissioning of the manufacturing equipment and utilities within the facility. We recently produced full commercial scale development batches of Imagify in this facility, an important step towards the qualification of the production of Imagify in this facility and reduction of the technology transfer risk. In addition, we are working to qualify the facility in compliance with current good manufacturing practices (“cGMP’s”). Completion of such qualification includes significant testing and documentation. We have previously demonstrated that we can produce Imagify in a qualified manner at contract manufacturing sites. We need to repeat this demonstration in our commercial manufacturing facility prior to submission of our NDA.

The next steps in the qualification of the manufacturing process are aseptic qualification of the facility, product stability testing and completion of other validation activities under cGMPs. Data from the production of Imagify under cGMPs is intended to be part of our

NDA submission of Imagify.  Based upon our current plans, we expect to complete this qualification phase in time to support a NDA submission in the second half of 2007.

Although the build-out of the facility and the commissioning of the equipment are substantially complete, we cannot assure you that we will not encounter complications in the qualification of operations in this facility, which complications could add additional costs or delay our submission of a NDA for Imagify. In support of our efforts to qualify our commercial manufacturing facility for Imagify, in February 2006, we and Nycomed agreed to amend the 2004 strategic collaboration agreement resulting in commitment by Nycomed to accelerate $1.85 million in payments to us in order to fund certain activities associated with the qualification of our manufacturing facility.  As of September 30, 2006 we have received the full $1.85 million in qualification payments from Nycomed.

European Collaboration Agreement

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed pursuant to which we granted Nycomed rights to develop and market Imagify in Europe. As part of the agreement, Nycomed has agreed to provide up to $70 million in license fees, research and development funding, and milestone payments, including $12 million in payments over the first two years, of which the final $1 million was paid to us in April 2006. The remaining $58 million in milestone payments are related to regulatory approvals and achievement of certain sales goals. In addition, Nycomed has agreed to pay us to manufacture Imagify for them and to pay us royalties on Nycomed’s sales of Imagify. Nycomed will be responsible for sales, marketing and the regulatory submissions required for marketing throughout its sales territory, which includes the member states of the European Union, as well as Russia/CIS and Turkey.

In October 2005, we and Nycomed agreed to amend the strategic collaboration agreement in order to accelerate $150,000 in milestone payments to support activities associated with Imagify brand development, including related international trademark activities. In February 2006, we and Nycomed further amended the agreement to accelerate $1.85 million in milestone payments in order to fund certain activities associated with the qualification of our manufacturing facility, as discussed above. The payments received pursuant to these amendments are considered advances against a future milestone payment for a European regulatory filing, or Marketing Authorization Application (“MAA”), and will be deducted from that milestone payment. Payments received under these amendments will be classified as deferred revenue until the MAA milestone is achieved, provided that the applicable revenue recognition criteria are met.  As of September 30, 2006 we have received the entire $1.85 million in payments for qualification costs from Nycomed and have included this amount in deferred revenue.

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

Financial Operations Overview

Revenue.    We have not generated any revenue from product sales since our inception. Since July 2004, when we entered into our collaboration agreement with Nycomed, the majority of our revenue has been collaboration revenue recognized in connection with research and development activities performed under this agreement.  As of September 30, 2006 Nycomed has paid us $12.0 million in license fees for our research and development efforts. We are recognizing this $12.0 million of initial license and research and development payments ratably over a period currently estimated at 54 months.  The period over which we are obligated to perform services is estimated based on available facts and circumstances.  We periodically evaluate the assumptions underlying these estimates.

Further in the future, we will seek to generate revenue from a combination of product sales, up-front or milestone payments and manufacturing payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our products and intellectual property.

Research and Development Expense.    Research and development expense consists of expenses incurred in developing, manufacturing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, costs of facilities, the legal costs of pursuing patent protection on select elements of our intellectual property, costs for intellectual property rights we have acquired or licensed and stock-based compensation. We expense research and development costs, including patent related costs, as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. Development programs for later stage product candidates, such as Imagify, tend to cost more than earlier stage programs due to the length and the number of patients enrolled in clinical trials for later stage programs and due to costs of scaling production to commercial scale.

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

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenue.    As of September 30, 2006, in connection with our collaboration agreement with Nycomed, Nycomed has paid us $12.0 million in license fees for our research and development efforts. We had previously been recognizing this $12.0 million in research and development payments ratably over the estimated development period, as defined, of 48 months.  Estimation of this development period involves many assumptions.  We regularly assess these assumptions and our estimated development recognition period may change if facts and circumstances change.  We reevaluated the assumptions underlying the development term and during the three months ended September 30, 2006, modified our estimate of the development period over which we are obligated to perform services to 54 months.  This change in estimate resulted in no revenue being recognized from the license agreement for the three months ended September 30, 2006.

Research and Development Expense.    Research and development expense for the three months ended September 30, 2006 increased $1.1 million, or 12%, to $10.0 million versus $8.9 million in the prior year period. The increase was due primarily to higher depreciation of $1.9 million primarily due to our new manufacturing facility upon which depreciation commenced in October 2005, partially offset by lower expenses associated with our clinical trials. Clinical trial costs were lower than the prior year primarily due to the completion of RAMP-1 patient enrollment in December 2005 and the completion of RAMP-2 patient enrollment in June 2006.

The following table summarizes the primary components of our research and development expense for the three months ended September 30, 2006 and 2005:

	Three Months Ended
	September 30, 2006	September 30, 2005
	(in thousands)
Total direct costs	$6,348	$6,481

Indirect costs:
Facility costs	969	1,331
Depreciation	2,482	563
All other indirect costs	194	481
Total indirect costs	3,645	2,375
Total research and development expense	$9,993	$8,856

We expect to incur higher expense for the commercial manufacturing facility during the remainder of 2006 versus the prior year due to the ongoing validation costs for the facility and its equipment, the purchase of raw materials and laboratory supplies and higher staffing levels.  Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our primary research and development programs are as follows:

Late Stage Clinical Development Program.  Our late stage clinical develop program relates to our lead product candidate, Imagify, which is a cardiovascular drug for the detection of coronary heart disease. Almost all of our direct research and development expenditures for the three months ended September 30, 2006 and 2005 relate to our Imagify program.  Since we have completed patient enrollment in our RAMP-1 and RAMP-2 trials, we expect our expense rate for clinical trial costs to decrease compared to clinical trial costs incurred in the prior year.  However, we anticipate some other clinical costs to continue as we seek to complete the RAMP-2 blinded reads and conduct marketing driven studies such as evaluating the performance of Imagify on various equipment platforms.

Early Stage Development Programs.  We have completed Phase 1 clinical trials for the initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128.  In addition, in 2006 we completed our portion of a feasibility study regarding the use of our HDDS technology in connection with a product candidate under development by a large pharmaceutical company.  Potential expansion of this collaboration is pending the completion of a review by that pharmaceutical company. While we have given spending priority to Imagify, we continue to evaluate our HDDS and PDDS opportunities, including potential opportunities with partners, the product candidates referenced above and other potential product candidates. During 2007 the costs of early stage development programs could increase, depending upon the extent to which we are successful in commencing new feasibility studies with partners, if at all, and the extent to which we elect to accelerate HDDS and PDDS development. Because these programs are in relatively early stages of development, we anticipate that costs related to Imagify will continue to represent our primary research and development expenditures through 2007.

General and Administrative Expense.    General and administrative expense for the three months ended September 30, 2006 increased $1.2 million, or 71%, to $2.9 million versus $1.7 million in the prior year period.  The increase was primarily due to additional stock-based compensation expense from the adoption of FAS 123R ($0.4 million), with the balance primarily from higher personnel costs due to increased staffing levels and to increased market research and business development activities which costs may continue to increase.

The following table summarizes the primary components of our general and administrative expense for the three months ended September 30, 2006 and 2005:

	Three Months Ended
	September 30, 2006	September 30, 2005
	(in thousands)
Total direct costs	$2,766	1,636

Indirect costs:
Facility costs	126	67
Depreciation	51	44
Total indirect costs	177	111
Total general and administrative expense	$2,943	$1,747

Interest Income.    Interest income for the three months ended September 30, 2006 increased $0.2 million, or 40%, to $0.7 million versus $0.5 million in the prior year period.  The increase was primarily due to higher average cash balances during the period.

Interest Expense.    Interest expense for the three months ended September 30, 2006 increased to $0.6 versus $0.4 million in prior year period.   The increase was primarily due to higher cumulative borrowings during the period under our equipment financing lines.

Change in Valuation of Derivative.     The change in the valuation of derivative resulted in income of $57,000 during the three months ended September 30, 2006 versus expense of $20,000 in the prior year period.  As of September 30, 2006 and June 30, 2006, the derivative liability was valued at approximately $0.3 million and $0.4 million, respectively.

Nine Months Ended September 30, 2006 and 2005

Revenue.    As of September 30, 2006, in connection with our collaboration agreement with Nycomed, Nycomed has paid us $12.0 million in license fees for our research and development efforts. We had previously been recognizing this $12.0 million in research and development payments ratably over the estimated development period, as defined, of 42 months.  During 2006 we modified our estimate of the development period.  This change in estimate resulted in no revenue being recognized from the license agreement during the second and third quarters.  We have recognized $0.9 million under this collaboration agreement for the nine months ended September 30, 2006.

During the nine month period ended September 30, 2006 we recognized revenue of $0.2 million related to a feasibility study with a large pharmaceutical company utilizing our HDDS technology.  Also during the nine month period ended September 30, 2006 we performed clinical research services on behalf of Nycomed, relating to Imagify.  We were paid for these services on a time and materials basis and recognized approximately $0.1 million in revenue during the period.

Research and Development Expense.    Research and development expense for the nine months ended September 30, 2006 increased $10.7 million, or 34%, to $42.5 million versus $31.8 million in the prior year period.  The increase was due primarily to higher depreciation primarily due to our new manufacturing facility ($5.8 million), and higher intellectual property acquisition costs ($3.9 million), with the remaining increase ($0.3 million) primarily due to higher stock-based compensation expense from the adoption of FAS 123R and higher personnel costs due to increased staffing levels, partially offset by lower expenses associated with our clinical trials.  Clinical trial costs were lower than the prior year primarily due to the completion of RAMP-1 patient enrollment in December 2005 and the completion of RAMP-2 patient enrollment in June 2006.

The following table summarizes the primary components of our research and development expense for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(in thousands)
Total direct costs	$21,264	$19,262

Indirect costs:
Facility costs	3,054	3,672
Depreciation	7,416	1,589
All other indirect costs	636	1,020
Total indirect costs	11,106	6,281
Write-off of intellectual property acquisition cost	10,137	6,218
Total research and development expense	$42,507	$31,761

Research and development expense includes $10.1 million and $6.2 million for the nine months ended September 30, 2006 and 2005, respectively, for the patents acquired or licensed under the GE, Bracco and Schering agreements.

We expect to incur higher expense for the commercial manufacturing facility for the remainder of 2006 versus the prior year due to the ongoing validation costs for the facility and its equipment, the purchase of raw materials and laboratory supplies and higher staffing levels.  We expect that this increase in costs related to our manufacturing facility will be offset be overall lower clinical costs due to the completion of our RAMP-1 and RAMP-2 clinical trials for Imagify.  Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our primary research and development programs are as follows:

Late Stage Clinical Development Program.  Our late stage clinical develop program relates to our lead product candidate, Imagify, which is a cardiovascular drug for the detection of coronary heart disease. Almost all of our direct research and development expenditures for the nine months ended September 30, 2006 and 2005 relate to our Imagify program. Since we have completed patient enrollment in our RAMP-1 and RAMP-2 trials, we expect our expense rate for clinical trial costs to decrease compared to clinical trial costs incurred in the prior year.  However, we anticipate some clinical costs to continue as we seek to complete the RAMP-2 blinded reads and conduct marketing driven studies such as evaluating the performance of Imagify on various equipment platforms.

Early Stage Development Programs.  We have completed Phase 1 clinical trials for the initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128. In addition, in 2006 we completed our portion of a feasibility study regarding the use of our HDDS technology in connection with a product candidate under development by a large pharmaceutical company.  Potential expansion of this collaboration is pending the completion of a review by that pharmaceutical company. While we have given spending priority to Imagify, we continue to evaluate our HDDS and PDDS opportunities, including potential opportunities with partners, the product candidates referenced above and other potential product candidates.  During 2007 the costs of early stage development programs could increase, depending upon the extent to which we are successful in commencing new feasibility studies with partners, if at all, and the extent to which we elect to accelerate HDDS and PDDS development. Because these programs are in relatively early stages of development, we anticipate that costs related to Imagify will continue to represent our primary research and development expenditures through 2007.

General and Administrative Expense.    General and administrative expense for the nine months ended September 30, 2006 increased $2.9 million, or 52%, to $8.5 million versus $5.6 million in the prior year period.  The increase was primarily due to additional stock-based compensation expense from the adoption of FAS 123R ($1.0 million), with the balance primarily from higher personnel costs due to increased staffing levels and to increased market research and business development activities.

The following table summarizes the primary components of our general and administrative expense for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(in thousands)
Total direct costs	$7,995	5,319

Indirect costs:
Facility costs	393	188
Depreciation	149	101
Total indirect costs	542	289
Total general and administrative expense	$8,537	$5,608

We anticipate an increase in general and administrative expense for the remainder of 2006 versus the prior year due to personnel costs associated with higher staffing levels, higher stock-based compensation expense under FAS 123R, increased market research costs and increased costs for business development activities to support product development efforts, investor relations and other activities. We anticipate that market research and business development activities may continue to increase resulting in potentially higher general and administrative costs.

Interest Income.    Interest income for the nine months ended September 30, 2006 increased $0.6 million, or 46%, to $1.9 million versus $1.3 million in the prior year period.  The increase was primarily due to higher average cash balances during the period.

Interest Expense.    Interest expense for the nine months ended September 30, 2006 increased to $1.7 million versus $0.9 million in prior year period.  The increase was primarily due to higher cumulative borrowings during the period under our equipment financing lines.

Change in Valuation of Derivative.     The change in the valuation of derivative resulted in income of $0.6 million during the nine months ended September 30, 2006 versus income of $1.4 million in the prior year period.  As of September 30, 2006 and December 31, 2005, the derivative liability was valued at approximately $0.3 million and $1.1 million, respectively.

Liquidity and Capital Resources

Historically, aside from payments received in connection with our strategic collaboration with Nycomed, we have financed our business through the issuance of equity securities, debt financings and equipment leases. Our liquidity requirements have arisen primarily from research and development expenditures, leasehold improvements, equipment expenditures and payments on outstanding indebtedness. As of September 30, 2006 we owed $23.0 million under notes payable and other long-term obligations and $0.1 million under capital leases, of which $12.3 million is classified as current maturities.  We also had multi-year operating lease commitments totaling $17.0 million for rent on our facilities.

During the nine months ended September 30, 2006, operating activities used $38.3 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $49.1 million, a decrease in accrued expenses of $2.1 million and the non-cash amortization of deferred revenue of $0.9 million.  These uses of cash were partially offset primarily by non-cash charges for depreciation and amortization of $7.7 million, a decrease in deferred revenue of $2.1 million, non-cash stock-based compensation of $2.0 million, the net write-off of intellectual property acquired of $1.5 million and non-cash interest expense of $0.5 million.

During the nine months ended September 30, 2006, investing activities used $1.1 million in cash, primarily for purchases of manufacturing equipment.  We intend to seek financing for future equipment purchases under additional secured lines of credit.

During the nine months ended September 30, 2006, financing activities provided $35.9 million, primarily from an offering on April 12, 2006 of 5,772,004 shares of common stock and warrants, net of transaction costs.

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

Effective June 1, 2006, we entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from GE Healthcare (“GE”), a division of General Electric Company. The agreement provides us with use of GE’s ultrasound contrast agent patents and patent applications in combination with our lead product candidate Imagify in the field of ultrasound contrast agents, as well as any patents that GE acquires in the field within 12 months of the agreement. In consideration of the non-exclusive license of these patents, we agreed to pay GE $10.0 million prior to commercial approval of Imagify, of which $5.0 million was paid in June 2006 and $5.0 million is due in June 2007.  In addition, we agreed to pay GE $5.0 million upon the commercial approval (defined as the first to occur of the approval of a New Drug Application in the United States or the approval of a Marketing Authorization Application in Europe) of Imagify and $5.0 million upon the one year anniversary of such commercial approval.  The latter two $5.0 million payments are contingent upon achievement of future milestone events and, accordingly, have not been recorded at this time.

Also effective June 1, 2006, we entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from Bracco International BV (“Bracco”). The agreement provides us with use of Bracco’s ultrasound-related patents and patent applications in combination with our lead product candidate Imagify in the field of ultrasound diagnostic imaging. In consideration the non-exclusive license of these patents, we agreed to pay Bracco up to a total royalty of Euros 3.0 million, of which Euros 0.5 million (approximately $0.6 million at September 30, 2006) was paid in June 2006. An additional Euros 2.5 million is payable upon our achievement of certain defined regulatory milestones.  We also agreed to pay a royalty on future Imagify revenue, up to a maximum royalty amount of Euros 10.0 million, less a portion of the above-referenced milestone payments. Whereas the other obligations are contingent upon the outcome of future events, they have not been recorded at this time.

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

We estimate, based upon our current operating plans, that our cash burn rate will reduce our total cash and cash equivalents from $47.6 million at September 30, 2006 to approximately $35.0 million at December 31, 2006.  We estimate cash spending from operating activities will be approximately $10 to $12 million in the fourth quarter of 2006 including spending necessary to complete the RAMP-2 blinded reads. We currently anticipate that our quarterly cash spending will remain in a similar range through the first half of 2007.  In addition, we anticipate net quarterly payments of approximately $1.5 million per quarter for repayment of debt related to prior equipment purchases and capital leases and quarterly payments of approximately $0.6 million per quarter for payment of dividends on outstanding preferred stock.  We anticipate that our capital expenditures during this period will average less than $1.0 million per quarter and we will continue to seek debt financing for such purchases.  Also, as discussed above, in May and June 2007, we are scheduled to make payments of $3.0 million and $5.0 million, respectively, in connection with the intellectual property agreements that we have entered into with Schering and GE.

We believe, based on our operating plans, that our existing resources, excluding potential proceeds from the equity line financing available to us effective August 2006, will be adequate to fund our planned operations, including spending necessary to complete the blinded reads of the RAMP-2 results, to mid-2007. Unless we reduce our rate of spending, within the next twelve months, we will require significant additional funds, which we may raise through public or private sales of equity, or from borrowings, or from strategic partners. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities, including costs related to clinical trials and qualification of our commercial manufacturing facility, clinical trial results and the need for regulatory approvals. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. We do not expect to generate significant revenues for Imagify, other than possible license or milestone payments, unless or until we or current or potential partners complete clinical trials and receive marketing approval from the applicable regulatory authorities. When additional funds are required or, in advance of such requirements, when we anticipate that funds will be needed, we may raise such funds from time to time through public or private sales of equity or from borrowings or we may delay funding of certain development activities which could delay the filing of our Imagify NDA and the commercialization of Imagify which would have a materially adverse impact on our growth plans.  Additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from products under development.

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

Equity Line of Credit Arrangement

On August 31, 2006, we entered into what is sometimes termed an equity line of credit arrangement with Azimuth Opportunity Ltd. The arrangement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $30,000,000 of our common stock, or as of September 30, 2006, up to approximately 5.8 million shares of common stock, whichever occurs first, over the 18-month term of the agreement.

No shares of common stock were issued, nor did we pay any commitment fee, to Azimuth in connection with the execution and delivery of the agreement. We are not required to sell any shares of common stock under the agreement.

From time to time during the term of the agreement, and at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase our common stock at a per share purchase price equal to the daily volume weighted average price of the common stock, less a discount ranging from 3.875% to 5.875%.  Since the number of shares to be issued by us in connection with any draw down pricing period, and the aggregate purchase price for these shares, will not be known until the draw down pricing period is complete, we do not expect that it will publicly announce the issuance of a draw down notice to Azimuth until the completion of the draw down pricing period.

Off-Balance Sheet Financing Arrangements

We currently do not have any special purpose entities or off-balance sheet financing arrangements other than operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period

Contractual Obligations	Total Obligations All Years	2006 Remaining	2007 Through 2008	2009 Through 2010	After 2010
	(in thousands)
Capital lease obligations (including interest)	$115	$8	$65	$42	$—
Operating lease obligations	16,966	699	5,977	6,092	4,198
Notes payable (including interest)	17,858	1,443	12,415	4,000	—
Intellectual property acquisition cost obligations	8,000		8,000
Purchase orders for capital equipment and leasehold improvements	—	—	—	—	—
Total contractual cash obligations	$42,939	$2,150	$26,457	$10,134	$4,198

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

We are recognizing collaboration revenue of $12.0 million associated with the initial license and performance-based payments under the Nycomed agreement based on an estimated recognition period of fifty-four months over which we are obligated to perform services supporting the agreement and assumes that Imagify will be ready for commercialization in the second half of 2008. At the time we entered into our agreement with Nycomed, we estimated that the development period would be 42 months.  This estimate was revised to 54 months in the third quarter of 2006.  Estimation of this development period involves many assumptions, including estimates relating to completion of activities for which we are reliant on Nycomed and independent regulatory authorities to achieve.  Our estimated development recognition period may change again if facts and circumstances change. Were the estimated development period to be extended, we may be required to record a reduction in cumulative revenue recognized in our statement of operations in the period in which the change in development period is determined. Our agreement with Nycomed has been modified such that Nycomed has paid us $150,000 for activities associated with creating a brand name for Imagify and related trademark activities and to reimburse us for up to $1.8 million for support of activities to support the validation of the our commercial manufacturing facility for Imagify. These amounts were originally scheduled to be paid to us upon Nycomed’s filing for regulatory approval of Imagify in Europe. While the amounts are not refundable, we plan to defer recognition of these amounts until after the original regulatory filing milestone has been achieved. Payments received for current and potential HDDS and PDDS feasibility studies, which are offset by costs incurred for such studies, are recognized as revenue over the estimated performance period of each such study. A change in these estimates could result in a significant change to the amount of revenue recognized in future periods. In addition, if the Nycomed collaboration agreement is terminated for reasons other than certain non-performance by us, we would recognize the remainder of the payments we have received or otherwise expect to collect over the amortization period at the time of termination. We will not recognize revenue associated with the potential additional $56 million in milestone-based payments that may be earned under the Nycomed agreement until the underlying regulatory and sales milestones are achieved.

Property and Equipment.   Property and equipment are recorded at cost and depreciated over their estimated useful lives of three to five years using the straight-line method. The majority of our equipment is related to our ongoing research and development activities, including equipment which, subject to regulatory approvals, we intended to use for commercial manufacture of Imagify. We consider that this equipment is placed in service when operation of the equipment is started-up and begin depreciating the equipment at this time. The equipment in our commercial manufacturing facility is currently undergoing research and development related activities that result in wear and tear on the equipment including include ongoing calibration and testing.

Leasehold improvements and equipment under capital leases are recorded at cost. We depreciate leasehold improvements and equipment under capital leases over the lesser of their useful lives or the remainder of their respective lease terms. During periods of leasehold build-out, we record such costs and construction in progress and do not begin depreciation of such costs until the improvements are substantially completed and available for use. We began depreciation of leasehold improvements at our Tewksbury facility in October 2005 upon receipt of an occupancy permit and taking occupancy of the facility. Our leasehold improvements costs on this facility approximate $23.6 million and are being depreciated ratably over remaining term of our present lease, the initial term of which is scheduled in expire in April 2010. We believe that the use of the initial term of the lease for the depreciation period, rather than assuming that the lease term is renewed, is appropriate given the inherent uncertainties with a product such as Imagify, which has not yet completed its phase 3 clinical trials and requires regulatory approvals before it can be marketed.  The Risk Factors included under Section 1A of this document discuss the uncertainties associated with Imagify.

Accrued Expenses.   As part of the process of preparing consolidated financial statements we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include professional service fees, such as lawyers and accountants, and contract service fees such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, and fees paid to consultants used in the qualification of our commercial manufacturing facility for Imagify. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs which have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the United States of America.

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

Derivative Liabilities.   The terms of our February 2005 convertible preferred stock offering and our March 2005 MassDevelopment loan agreement contain features considered to be embedded derivatives which are recorded at estimated fair value in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments” (SFAS 133). The estimation of this fair value includes various assumptions and estimates, including assumptions and estimates of risk free interest rates, stock price volatility and the timing of future preferred stock conversions. Changes in these estimates and assumptions can increase or decrease the value of this derivative liability.  Changes in the fair value of the derivative financial instrument are included in other income (expense). The convertible preferred stock terms include a dividend make-whole payment provision, which has been initially recorded at its estimated fair value. This derivative liability is reduced upon conversion of the preferred stock as well as dividends declared by our board of directors, if any. The MassDevelopment loan agreement includes a provision for a retroactive interest rate increase in the event that we achieve certain defined positive operating cash flows. The initial fair value of the MassDevelopment loan derivative is being amortized over a term beginning with the loan agreement effective date and ending with the estimated payment date of the retroactive interest. The fair value of both derivative liabilities are re-measured at each reporting period.

Income Taxes.   As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of December 31, 2005, we had federal tax net operating loss carryforwards of $53.6 million, which expire through 2024. We also have research and development credit carryforwards of $6.1 million. We have recorded a valuation allowance to fully offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The U.S. Tax Code contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes” by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. We are currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

In September 2006, FASB issued SFAS (FAS) No. 157, “Fair Value Measurements,” which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The purpose of FAS 157 is to clarify and set forth consistent rules for defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles and expanding disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements where those accounting pronouncements have determined that fair value is the relevant measurement attribute. FAS 157 does not require any new fair value measurements, but for some entities the application of FAS 157 could change current practice.  We are currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. (SAB) 108. The purpose of SAB 108 is to clarify and set forth consistent rules for the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We do not believe the adoption of SAB 108 will have a material impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. Our equipment loans and capital leases are not subject to interest rate fluctuations because the interest rates are fixed at the time of borrowing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006 (the “Evaluation Date”), our management, with the participation our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 20, 2006, we describe risk factors related to the Company.  For convenience, our updated risk factors are included below in this Item 1A.  Other than the risk factor titled “We have not generated any product revenue to date, have a history of operating losses and our capitalized resources are limited,” there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Risks Related to Our Company

We have not generated any product revenue to date, have a history of operating losses and our capital resources are limited.

We are focused on product development and we have not generated any revenue from commercial sales of our products to date. We have incurred losses each year of our operations. In 2005, we had a net loss available to holders of common stock of $47.0 million, and in the nine months ended September 30, 2006 we had a net loss available to holders of common stock of $50.9 million. At September 30, 2006 we had an accumulated deficit of $269.1 million. We expect our research and development, general and administrative and sales and marketing expenses will increase over the next several years.

We expect to continue to incur losses and capital expenditures for the foreseeable future. We also anticipate cash out flow from debt repayment and payment of other obligations. We believe, based on our operating plans, that our existing resources, excluding potential proceeds from the equity line financing available to us effective August 2006, will be adequate to fund our planned operations, including spending necessary to complete the blinded reads of the RAMP-2 results, to mid-2007. Unless we reduce our current rate of spending, within the next twelve months we will require significant additional funds, which we may raise through public or private sales of equity, or from borrowings, or from strategic partners.

As a result of our limited capital resources, we may elect to delay the funding of certain development activities, including those leading to the submission of our NDA for Imagify, which would result in a delay in the commercialization of Imagify. Any such delay in the submission of an NDA or commercialization of Imagify would have a material adverse impact on our business and would likely have a material adverse effect on the market price of our common stock. To address our capital needs, we may elect to raise funds through public or private sales of equity or from borrowings or from strategic partners. Additional equity financing, if available, may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business; and strategic partnerships, if available, may result in royalties or other terms which reduce our economic potential from products under development. In addition, third parties may attempt to acquire us at valuations our board of directors or stockholders may not find attractive. If our capital resources are not sufficient to fund our planned operations for a twelve month period at the time the audit for our 2006 financial results is complete, our auditor may require a going concern qualification in its audit report be included in our audit report on Form 10-K. Any such qualification may have a material adverse effect on our ability to raise capital and may have a material adverse effect on the market price of our common stock.

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

As of September 30, 2006, we had approximately $23.1 million in aggregate principal indebtedness outstanding related to capital lease obligations, notes payable and other long-term obligations. As of September 30, 2006, we had outstanding 730,000 shares of our 6.5% convertible exchangeable preferred stock, which shares accrue cumulative cash dividends at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. These payments will:

•       reduce the availability of our capital to fund our clinical trials for Imagify, the qualification of our commercial manufacturing space in Tewksbury, Massachusetts and for working capital and other general corporate purposes and may require us, in order to meet these obligations, to delay or reduce expenditures or forego business opportunities; and

•       potentially impair our ability to obtain additional financing.

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

Failure to obtain regulatory approvals for our product candidates under development, in particular our lead product candidate Imagify, would have a material adverse effect on our business.

We must receive regulatory approval of each of our product candidates before we can commercialize or sell that product candidate. The pre-clinical laboratory testing, formulation development, manufacturing and clinical trials of any product candidates we develop independently or in collaboration with third parties, as well as the distribution and marketing of these product candidates, are regulated by numerous federal, state and local governmental authorities in the United States, principally the FDA, and by similar agencies in other countries. The development and regulatory approval process takes many years, requires the expenditure of substantial resources, is uncertain and subject to delays, and will thus delay our receipt of revenues, if any, from any of our product candidates. We cannot assure you that our clinical trials will demonstrate the safety and efficacy of any of our product candidates or will result in marketable products or that the indication for use of Imagify will be as broad as we are seeking or that we will not need additional clinical trials.  No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. In our Phase 3 clinical trials for Imagify, we are seeking to demonstrate non-inferiority compared to nuclear stress tests.  In such non-inferiority trials we are also required to show that the comparator treatment has been performed at an acceptable level.  The clinical effectiveness of nuclear stress tests may have improved since the time of our Phase 2 clinical trials. We therefore cannot assure you that the results from our Phase 2 clinical trials for Imagify will be predictive of results obtained in our Phase 3 clinical trials.

We did not achieve one of the primary clinical endpoints in our RAMP-1 trial.  We cannot assure you that our RAMP-2 trial results will achieve all of its primary clinical endpoints.  In particular, there can be no assurance that the Company’s training efforts following RAMP-1 will result in achievement of the sensitivity endpoint in RAMP-2 or that efforts to increase sensitivity will not result in failure to achieve the specificity endpoint. In addition, while it is possible that Imagify could receive regulatory approval without achieving all of the primary clinical endpoints for our Phase 3 clinical trials, we can provide no assurance that such approval will be achieved without significant delays, without narrowing the potential indication for use of Imagify or that it will be approved at all.

Many of the patients in our Imagify clinical trials have coronary heart disease. As part of our Imagify clinical trials, patients are exposed to potential safety risks associated with a stress test, including risks associated with a pharmacological stressor, and Imagify. Given the nature of the Imagify clinical trials, including the cumulative administration of Imagify to larger numbers of at-risk patients and administering Imagify to patients with coexisting disease, adverse events are expected to be encountered during the clinical trials. Adverse events are also likely to be encountered in clinical trials for our other products, which clinical trials may also include at-risk patients. When significant adverse events are detected and these events are attributable to our products, such events could delay, limit or prevent regulatory agency approval.

Further, data obtained from pre-clinical and clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. We cannot assure you that our Phase 3 plan for Imagify will successfully address the requirements of the FDA or that the results of the Phase 3 program will establish the safety and efficacy of Imagify sufficiently for us to obtain regulatory approval. In addition, in conjunction with approving products, it is common for regulatory agencies to impose limits on how such products can be used and marketed.  We anticipate that if and when Imagify and other product candidates are approved that the initial use and marketing of these products may be limited at least until such time as we conduct additional clinical studies or information otherwise becomes available to address the underlying reasons for such limits.

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

In particular, failure to obtain approval or substantial delays in obtaining approval for our lead product candidate, Imagify, would delay our receipt of product revenues and would have a material adverse affect our business, financial condition and results of operations. Our stock price would also be materially adversely affected.

We cannot be certain that we or our partners will obtain any regulatory approvals in other countries and the failure to obtain these approvals would have a material adverse affect on our business, financial condition and results of operations. In order to market our products outside of the United States, we and our current, and potential future, collaborative partners must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. The approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with obtaining FDA approval detailed above. Approval by the FDA does not ensure approval by the regulatory authorities of other countries. In addition, many countries outside the United States require a separate review process prior to marketing to determine whether their national health insurance schemes will pay for newly approved products, as well as the price which may be charged for a product.

We may need to enroll more patients in additional clinical trials, and any such additional enrollment would require additional expenditures, which may be material, and would likely result in a delay of our submitting an NDA with the FDA for Imagify.

Estimations of the number of patients needed to enroll in our clinical trials in order to achieve statistical significance were based on a variety of factors, including our understanding and analysis of previous trial data for Imagify, our ongoing discussions with the FDA and our own knowledge and past experience in these and similar matters. These estimates are subject to risks and uncertainties, and there can be no assurance that our estimates will prove to be correct, or if additional clinical data will be required to statistically demonstrate the safety and efficacy of Imagify. Continued discussions with the FDA could lead to other changes, including changes relating to our Phase 3 program and statistical analysis plans. How, when or if the matters being discussed are resolved may affect whether Imagify is approved for the indication that we are seeking, the timing of such approval or whether Imagify is approved at all. These discussions could also lead to delays in the timing of the un-blinding of the data from our RAMP-2 clinical trial and therefore, the public announcement of results from that trial. We may also encounter delays if the reading of images by the “blinded readers” in our RAMP-2 trial is not promptly completed, which delay could be caused by a variety of factors including time availability of the blinded readers.  Any such delays will likely result in increased costs, which may be material and would likely have a harmful effect on our financial position and results of operations. The market price of our common stock may also be materially adversely affected in response to any such delays.

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
•       relinquish rights to our technologies or product candidates; and/or
•       terminate or delay qualification of our commercial manufacturing facility.

Our products, if approved, may fail to achieve market acceptance.

There can be no assurance that any products we successfully develop, if approved for marketing, will achieve market acceptance or generate significant revenues. Each of our product candidates is intended to replace or alter existing therapies or procedures, and hospitals, physicians or patients may conclude that these products are less safe or effective or otherwise less attractive than these existing therapies or procedures. For example, our lead product candidate, Imagify, is a contrast agent for use in ultrasound imaging procedures which will compete with existing nuclear imaging and stress echocardiography. Hospitals, physicians or patients may prefer these existing procedures to Imagify enhanced ultrasound imaging. If our products do not receive market acceptance for any reason, it would adversely affect our business, financial condition and results of operations.  It could also result in the need for additional clinical trials intending to demonstrate the effectiveness of Imagify in circumstances not studied in our Phase 3 clinical trials. Further, our competitors may develop new technologies or products that are more effective or less costly, or that seem more cost-effective, than our products. We can give no assurance that hospitals, physicians, patients or the medical community in general will accept and use any products that we may develop.

We have never manufactured any of our product candidates in commercial quantities, and if we fail to develop an effective manufacturing capability for our products, including our lead product candidate Imagify, we may be unable to commercialize these products.

We have no experience in manufacturing our products for commercial use and limited experience in designing equipment for the manufacture of our products. We are working to start-up and qualify operations at a commercial manufacturing facility in Tewksbury, Massachusetts and to demonstrate that we can produce Imagify at a commercial manufacturing scale prior to our filing of a NDA for Imagify and, subject to required regulatory approvals, we intend to manufacture Imagify in this facility for commercial use. We can not assure you that we will be able to successfully manufacture our products in sufficient quantities for commercial sale, or obtain the necessary regulatory approvals for such commercial manufacture, at all or in a timely or economical manner. Our intention to manufacture Imagify or other products exposes us to the following risks, any of which could delay or prevent the approval of our products by the FDA or corresponding state and foreign agencies, or the commercialization of our products, or result in higher costs or inability to meet demand for Imagify leading to potential revenue loss, and any of which would have a material adverse impact on our business, financial condition and results of operations.

•       Manufacturers often encounter difficulties in achieving volume production, quality control and quality assurance. Accordingly, we might not be able to manufacture sufficient quantities of drugs to meet our clinical schedules or to commercialize our products.

•       Manufacturers are obliged to manufacture in highly controlled environments and to operate in accordance with FDA and international mandated current good manufacturing practices, or cGMPs. For our clinical trials we have relied on contract manufacturers for such facilities and cGMP compliance. In July 2004, we entered into a lease for a facility in Tewksbury, Massachusetts that we are in the process of qualifying as a commercial manufacturing facility for Imagify. Creation and qualification of a commercial manufacturing environment requires significant expertise and capital resources, including the development of advanced manufacturing techniques and process controls and is subject to local and state planning approvals. Manufacturers of pharmaceutical products often encounter difficulties in constructing and qualifying new manufacturing facilities and in production, especially in scaling-up initial production. A failure within this new facility to establish and follow cGMPs and to document adherence to such practices may lead to significant delays in the availability of material for our NDA filing or commercial production for Imagify and may delay or prevent filing or approval of marketing applications for our products or the ability to continue to manufacture the products. Certain of these delays would further require us to continue to operate this facility and incur related costs.

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

Under the terms of our collaboration agreement with Nycomed, we are responsible for the commercial manufacture of Imagify for marketing and sale by Nycomed in Europe. Failure to manufacture Imagify in a timely manner or on an economic basis, or in sufficient quantities, could jeopardize our relationship with Nycomed. We do not currently have a European sales force, nor do we have experience with regard to the commercialization, marketing, sale or distribution of pharmaceutical products in Europe, and we rely entirely on Nycomed for this expertise. Any termination of our relationship with Nycomed would have a material adverse impact on our business, financial condition and results of operations.

We may not be able to manufacture our products in commercial quantities, which would prevent us from marketing our products.

To date our product candidates have been manufactured in small quantities for pre-clinical and clinical trials. If any of these product candidates are approved by the FDA or foreign regulatory authorities for commercial sale, we will need to manufacture them in larger quantities. For Imagify, it is our intention to seek regulatory approval after we have demonstrated that we can manufacture Imagify at a larger batch scale than is being used for clinical trial materials. We cannot assure you that we will be able to successfully increase the manufacturing capacity or manufacture at a larger batch scale, whether on our own or in collaboration with third party manufacturers, for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require certain additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply of that product candidate. Our product candidates require precise, high-quality manufacturing. Our failure to achieve and maintain these high manufacturing standards, including controlling the incidence of manufacturing errors and maintaining reliable product packaging for diverse environmental conditions, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

Our commercial manufacturing facility in Tewksbury, Massachusetts is designed to meet our estimated initial commercial demand for Imagify. The facility is being initially equipped to run one production line. In order to support greater production capacity, this production line is designed to support a larger lyophilizer (pharmaceutical freeze dryer which can be operated under sterile conditions) than has been initially installed in the facility. Purchasing, installing and qualifying manufacturing equipment, such as a lyophilizer, typically requires significant lead times and temporary discontinuation of production. Also in the future we may need to add additional production lines at the Tewksbury, Massachusetts site or elsewhere to meet potential commercial demand for Imagify. We have made no commitment to such additions at this time. The cost of such additions can be significant. There can be no assurance that our capacity estimates will be achieved. Any such additions would increase our operating spending, increase our capital requirements and reduce our resources available for development activities.

We have removed our Imagify manufacturing equipment from the facilities of our third party contract manufacturer and currently have no facility within which to manufacture Imagify until the new commercial manufacturing facility is qualified or until other arrangements are made.

We have removed our Imagify manufacturing equipment from the facilities of a third-party contract manufacturer.  Currently, we have no facility within which to manufacture Imagify until the new commercial manufacturing facility is qualified or until other arrangements are made. We have a limited inventory of Imagify on-hand and the shelf life of this existing supply is anticipated to expire during 2007. If we lack sufficient inventory of Imagify clinical trial material to perform clinical trials or are unable to manufacture sufficient inventory on a timely basis, our program could be adversely impacted or delayed. These delays could have a material adverse effect on our business, financial condition and results of operations.

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

We know of U.S. and foreign patents issued to third parties that relate to aspects of our product candidates. There may also be patent applications filed by these or other parties in the United States and various foreign jurisdictions that relate to some aspects of our product candidates, which, if issued, could subject us to infringement actions. In particular, we are aware of U.S. and foreign patents owned by third parties, including potential competitors, which arguably cover aspects of our Imagify contrast agent. We and several of these parties have been actively engaged in opposing the grant of European patents with claims that arguably cover aspects of our Imagify product. Parties may contest patents in Europe prior to contesting the counterpart patents in the United States because of procedural differences between European and U.S. patent laws as well as economic considerations.

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

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed in which we granted Nycomed rights to develop and market Imagify in Europe. There can be no assurance that the regulatory goals, sales targets and other objectives of this agreement will be achieved. Failure to achieve these goals, targets and objectives would result in our inability to receive license, milestone, royalty and other payments under this agreement, which would have a material adverse impact on our business, financial condition and results of operations including, under certain conditions, reduction of royalty rates, delays in regulatory approvals and product sales, penalties and termination of the agreement. Under certain provisions of this collaboration agreement, if we fail in any material respect to use all commercially reasonable efforts to carry out referenced obligations under the agreement, we would be obligated to pay Nycomed liquidated damages of up to $12 million. Although we plan to carry out all of these obligations, which we believe are in our control, there can be no assurance that termination of this agreement will not occur or that such termination would not result in us incurring liquidated damages of up to $12 million.

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

•       Imagify, our ultrasound contrast agent and lead product candidate, if approved for marketing and sale, will compete with nuclear stress tests, the current standard of care in myocardial perfusion imaging. Nuclear contrast agents that are approved for use in myocardial perfusion imaging include products marketed by GE Healthcare and Bristol-Myers Squibb. In 2004, the cost of a nuclear stress test was approximately $770 per procedure. In addition, GE Healthcare and Bristol-Myers Squibb have developed and marketed ultrasound contrast agents that have been used for Left Ventricular Opacification and Endocardial Border Delineation in patients with suboptimal images.  We are aware that other companies are developing ultrasound contrast agents for wall imaging and for radiology applications. Point Biomedical is developing an ultrasound contrast agent for echocardial contrast imaging, named CardioSphere and during 2006 filed a NDA for CardioSphere with the FDA.  Also, some cardiologists may find it satisfactory to use stress echo without contrast for the detection of coronary heart disease.

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

We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, and we spent approximately $12,600 during the three months ended September 30, 2006 to dispose of these hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

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

If shares under our universal shelf registration statement are issued, then the price of our securities may be negatively affected.

We have on file with the SEC a “ universal shelf” registration statement on Form S-3 (Registration No. 333-134263) and a universal shelf registration statement on Form S-3 (Registration No. 333-123854), which provide for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability of approximately $100.0 million and $27.0 million, respectively. The SEC declared the shelf registration statements effective on June 1, 2006 and April 15, 2005, respectively.  Subject to market conditions and our capital needs, and so long as we are then eligible to use the registration statement under SEC rules, we may again seek to use any remaining availability under the shelf registration statement by making an offering of securities covered for sale under the registration statement. In addition, we may amend our shelf registration statement or file a new shelf registration statement to increase our potential access to capital. The addition of these securities into the market may be dilutive to existing stockholders and have an adverse effect on the price of our securities.

If we sell shares of our common stock under our equity line of credit arrangement, then the price of our securities may be negatively effected.

In August 2006, we entered into what is sometimes termed an equity line of credit arrangement with Azimuth Opportunity Ltd.  The arrangement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $30,000,000 of our common stock, or up to approximately 5.8 million shares of our common stock, whichever occurs first, over the 18-month term of the agreement.  From time to time during the term of the agreement, and at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase our common stock.  The per share purchase price for these shares will equal the daily volume weighted average price of the common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3.875% to 5.875%, based on the volume weighted average price of the common stock.  As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Azimuth under this agreement. The sale of shares under this equity line will be dilutive to existing shareholders and may have an adverse effect on the price of our securities.

Our controlling equity holders may have conflicts of interests with us or you in the future.

As of November 8, 2006, and based on information provided to us by such entities: Quaker Capital Management Corporation and its affiliates beneficially own approximately 9% of our outstanding common stock; Bank of America Corporation and its affiliates beneficially own approximately 7% of our outstanding common stock; the Baupost Group LLC beneficially owns approximately 7% of our outstanding common stock; the Endowment Capital Group LLC and its affiliates beneficially own approximately 6% of our outstanding common stock and Mr. Peter David Boone beneficially owns approximately 6% of our outstanding common stock. Collectively these investors will control approximately 35% of our common stock. These investors, particularly if they were to act together as a concentrated group, could exert influence over the election of our directors, direct our policies and operations, including future issuances of common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and entering into of extraordinary transactions, and their interests, as a concentrated group, may not in all cases be aligned with your interests. This concentration of ownership among a small number of investors may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of November 8, 2006, we have approximately 28,830,922 shares of common stock outstanding and 730,000 shares of convertible preferred stock outstanding that are convertible into approximately 5.3 million shares of our common stock, plus up to a maximum of approximately 1.0 million additional shares of our common stock issuable at our option in satisfaction of the maximum dividend make-whole payment on these shares of preferred stock. All of the shares of common stock issuable upon conversion of our preferred stock will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

The terms of our outstanding shares of preferred stock may restrict our ability to raise additional capital or hamper or prevent an acquisition of us.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of September 30, 2006, 730,000 of these shares of preferred stock are outstanding. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders. Without the vote or consent of the holders of at least a majority of the shares of preferred stock, we can not authorize or sell any equity security that ranks senior to the preferred stock as to dividends or distributions of assets upon liquidation, dissolution or winding up of Acusphere. As a result of this liquidation preference, it may be difficult for us to raise additional capital through the sale of common stock or junior preferred stock on acceptable terms, or at all.

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

In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of September 30, 2006, 730,000 of these shares of preferred stock are outstanding. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December, commencing June 1, 2005. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments. If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our board of directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the preferred stock, voting separately as a class with holders of preferred stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected. These directors will be appointed to classes on the board as determined by our board of directors. These voting rights will terminate when we have declared and either paid or set aside for payment all accrued and unpaid dividends. The terms of office of all directors so elected will terminate immediately upon the termination of these voting rights.

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
10.1

Common Stock Purchase Agreement, dated as of August 31, 2006, by and between the registrant and Azimuth Opportunity Ltd. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on September 1, 2006)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2006.

ACUSPHERE, INC.

By:	/s/ Sherri C. Oberg
Sherri C. Oberg
President and Chief Executive Officer

By:	/s/ John F. Thero
John F. Thero
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1

Common Stock Purchase Agreement, dated as of August 31, 2006, by and between the registrant and Azimuth Opportunity Ltd. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on September 1, 2006)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certifications