Form 10-K
period 2006-12-31
ACUSPHERE INC
filed 2007-03-16
CIK 1115143

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                   .

Commission File Number 000-50405

ACUSPHERE, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3208947
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
500 Arsenal Street
Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 648-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The NASDAQ Global Market as of such date) held by non-affiliates of the registrant as of such date was approximately $97.9 million. As of March 2, 2007 there were 38,101,913 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the Company’s definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

INTRODUCTORY NOTE

This report, including the documents incorporated by reference in this report, includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In this Annual Report on Form 10-K, words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements. Forward-looking statements in these documents include, but are not limited to, those relating to:

•       the timing of our clinical trials and regulatory milestones for Imagify™ (perflubutane polymer microspheres for delivery in an injectable suspension, formerly known as AI-700), including:

•        the public announcement of clinical data, in particular for our RAMP-2 clinical trial,

•        the qualification of our Tewksbury, Massachusetts manufacturing facility, including our completion of aseptic validation and our completion of qualification for this facility,

•        the submission of a New Drug Application, or NDA, with the U.S. Food & Drug Administration, or FDA, for Imagify,

•        the completion of our ACCESS (Acquiring Consensus for Contrast Echocardiography System Settings) trial and

•        the completion of our PACE (Prognostic Assessment of Contrast Echocardiography) trial for Imagify;

•       our estimates regarding our capital requirements and our needs for additional financing;

•       our plans to develop and market new product candidates and the timing of these development programs; including the timing of our anticipated commencement of a new Hydrophobic Drug Delivery System™ (“HDDS”) development program;

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

•       the success of other competing therapies that may become available; and

•       the manufacturing capacity for our product candidates, including our plans to qualify a commercial manufacturing facility for Imagify.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of factors discussed in Item 1A. under “Certain Factors Which May Affect Future Results” and elsewhere in this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

SIGNATURES	87

EXHIBIT 14.01	Code of Business Conduct and Ethics
EXHIBIT 21.01	List of Subsidiaries
EXHIBIT 23.01	Consent of Deloitte & Touche LLP
EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification
EXHIBIT 31.2	Rule 13a-14(a)/15d-14(a) Certification
EXHIBIT 32.1	Section 1350 Certifications

PART I

ITEM 1. BUSINESS

Overview

We are a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using our proprietary porous microparticle technology. We are focused on developing proprietary drugs that can offer significant benefits over existing drugs, including improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. Our lead product candidate Imagify™ (perflubutane polymer microspheres for delivery in an injectable suspension, formerly known as AI-700) is a cardiovascular drug in Phase 3 clinical development for the detection of coronary artery disease, the leading cause of death in the United States. We also have demonstrated that our technology has the potential to improve the formulation of hydrophobic drugs and asthma drugs.

Our proprietary technology enables us to control the size and porosity of particles, including nanoparticles and microparticles, in a versatile manner, so that we can customize the particles to address the delivery needs of a variety of drugs. We have initially applied this technology in our research and development efforts in the following areas:

•       Imagify, Intravenous Delivery of Gas for Ultrasound Contrast.   We specifically designed Imagify to assess myocardial perfusion, or blood flow in the heart muscle, a sensitive marker for coronary artery disease, or CAD. Imagify is a cardiovascular drug that enables cardiac stress ultrasound to obtain information on myocardial perfusion, or blood flow in the heart muscle. Currently, there is no drug approved by the U.S. Food and Drug Administration, or FDA, to assess myocardial perfusion using ultrasound. Imagify is in Phase 3 clinical development.

•       Hydrophobic Drug Delivery System™, HDDS.   Hydrophobic drugs, which are drugs that do not dissolve well in water, are often difficult to formulate, especially for intravenous delivery. We have demonstrated that our HDDS technology improves the dissolution rate of a variety of hydrophobic drugs. We have completed a Phase 1 clinical trial for AI-850, which is a product candidate that, utilizing our HDDS technology, is designed to improve the dissolution rate of a leading cancer drug.

•       Pulmonary Drug Delivery System™, PDDS.   Most asthma drugs delivered via inhalation are immediate release formulations that must be inhaled multiple times per day, reducing patient compliance. We have demonstrated that our PDDS technology has the potential to provide sustained release drug administration in the lung and can be targeted to deliver the drug to the upper or lower region of the lungs. We have completed a Phase 1 study for AI-128 that, utilizing our PDDS technology, demonstrated sustained release of an FDA-approved asthma drug.

Our Porous Microparticle Technology

Microparticles are useful in the delivery of a wide range of drugs. The suitability of microparticles for use in drug delivery depends on a variety of characteristics, including size and porosity. Our technology enables us to control the size and porosity of microparticles and nanoparticles in a versatile manner so that we can customize the particles to address the delivery needs of a variety of drugs. We are focused on creating porous particles that are smaller than red blood cells. Microparticles, or the drugs embedded within these microparticles, when measured at less than one micron in size, are referred to as nanoparticles. These microparticles and nanoparticles can be used to deliver gases or to deliver drugs to patients through various routes of delivery. Small microparticles are important for delivering drugs intravenously so that they can pass safely through the body’s smallest blood vessels, for increasing the surface area of a drug so that it will dissolve more rapidly, and for delivering drugs via inhalation. Porosity is important for a variety of applications, including entrapping gases in microparticles, controlling the release rate of the drug from a microparticle, and targeting inhaled drugs to specific regions of the lung.

We have developed proprietary spray drying equipment and pore forming processes that enable us to produce these porous microparticles in a versatile manner.

Using our proprietary technology:

•       We have produced small, porous microparticles containing gas, which are analogous in structure to honeycombs. Using these microparticles, we are developing Imagify, a cardiovascular drug for detection of coronary artery disease through the assessment of myocardial perfusion.

•       We have produced small microparticles with tiny pores throughout, which are analogous in structure to sponges. Using these microparticles, we are developing our HDDS technology, which may enable improved dissolution of hydrophobic drugs in water.

•       We have produced small microparticles with large pores throughout, which are analogous in structure to whiffle balls. These microparticles are developed using our PDDS technology, which may enable improved delivery of drugs via the pulmonary route.

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

Advance Development of Our Lead Product Candidate, Imagify.   We have completed patient enrollment in our Phase 3 clinical trial program for our lead product candidate, Imagify, a cardiovascular drug for the detection of coronary artery disease. Data from this program is intended to be used to seek approval for Imagify in the United States, Europe and other markets. We expect to announce data from our RAMP-2 clinical trial in the second quarter of 2007.

Focus on Proprietary Product Opportunities.   We intend to focus on proprietary product opportunities, where we own broad patent rights to the products. Due to our ownership interest in these product candidates and technology, we believe we would be able to negotiate corporate collaborations from a stronger position than service-oriented companies that develop drug delivery technologies for patented drugs owned by pharmaceutical or biotechnology companies. We may retain the sales and marketing rights to our proprietary products in specialty markets that we can readily address. For instance, our lead product candidate, Imagify, will initially be used by a subset of cardiologists, called echocardiologists, who are generally hospital-based. We believe echocardiologists can be reached by a relatively small sales force of approximately 60 to 100 people in the United States. Therefore, we believe Imagify may be an attractive candidate for us to market and sell directly in the United States. In Europe, we intend to market Imagify through Nycomed Danmark ApS (Nycomed) a company with which we entered into a strategic collaboration in 2004. We intend to pursue other strategic partnering opportunities to market and sell Imagify outside of the United States and Europe. We may also in-license products or technologies which we believe are complementary or synergistic with our internally-developed product candidates or technologies.

Apply Our Proprietary Technology for New Drug Delivery Systems.   We believe that our porous microparticle technology can be applied to a wide variety of marketed as well as development stage drugs, including patented and off-patent drugs. Many patented drugs owned by large pharmaceutical companies are hydrophobic or delivered by inhalation. These drugs could benefit from our HDDS or PDDS technologies. We plan to develop drugs with this technology on our own or in collaboration with others and to seek collaborations with companies that have patented drugs that could benefit from the most compelling capabilities of our technologies. By focusing on drugs where the advantages of our technologies are most compelling, we believe we will be in an attractive position when negotiating the terms of these collaborations.

Focus on Large Markets Where Our Product Candidates Can Address Significant Unmet Clinical Needs.   We are focused on developing proprietary drugs for large markets within cardiology, oncology and asthma where we believe our porous microparticle technology can provide compelling clinical advantages over current approaches. For example, we believe our lead product candidate, Imagify, will provide a convenient and cost effective alternative for the detection of coronary artery disease with respect to this initially targeted indication. We believe the potential market opportunity for Imagify is over $2.0 billion in the United States and even larger worldwide.

Product Development Programs

Our proprietary porous microparticle technology has been used to create product candidates that may address large unmet clinical needs within cardiology, oncology and asthma.

Imagify, Intravenous Delivery of Gas for Ultrasound Contrast

Broad Applications for Ultrasound Contrast.   We have developed an intravenous delivery system for gas that has the potential to expand the usefulness of ultrasound in the detection of coronary artery disease. Ultrasound is one of the least expensive and most frequently used imaging techniques that permit physicians to view the inside of the body. However, ultrasound is the only frequently used imaging technique without a commercially significant contrast agent. As a result, the clarity of ultrasound is often inadequate for a definitive assessment of some medical conditions. A contrast agent that could provide more detail and clarity and thereby improve the diagnostic image produced could expand the usefulness of ultrasound. Gases are attractive contrast agents for ultrasound because they reflect ultrasound waves more efficiently than blood or body tissues, enabling their detection by the ultrasound machine. Gas injected intravenously can potentially act as a tracer of abnormal blood flow, which is associated with many life-threatening diseases such as coronary artery disease. However, gas rapidly dissolves in blood thereby losing its effectiveness. As a result, microparticles that can entrap the gas and be administered intravenously are necessary in order to develop an ultrasound contrast agent with broad applications.

Coronary Artery Disease Market.   According to the American Heart Association, or AHA, approximately 16.0 million people in the United States suffer from coronary artery disease, the leading cause of death in the United States. Coronary artery disease is characterized by the accumulation of plaque, which narrows coronary arteries and reduces blood flow in the heart muscle. The AHA projects that in 2006, over $150 billion will be spent on direct medical expenses for coronary artery disease in the United States. Early detection of coronary artery disease can reduce treatment costs, increase patient survival and improve quality of life.

The definitive method for the detection of coronary artery disease is coronary angiography, an expensive and invasive procedure impractical for use as a routine screening tool. Two of the most common methods for coronary artery disease screening are nuclear stress imaging and cardiac stress ultrasound. We estimate that approximately 10.4 million of these screening procedures were performed collectively in the United States in 2006. We believe that a contrast agent that enables the assessment of blood flow in the heart muscle, or myocardial perfusion, with ultrasound could replace many of these screening procedures. We believe that an ultrasound contrast agent capable of myocardial perfusion assessment could be priced at $200 or higher per procedure, including both rest and stress evaluations. Assuming all of these procedures were performed using ultrasound with an effective contrast agent at this price, we estimate the potential U.S. ultrasound contrast market for the cardiac indication of Imagify to be over $2.0 billion.

Current Practice for Coronary Artery Disease Screening.   Nuclear stress tests assess myocardial perfusion, or blood flow in the heart muscle. Nuclear stress tests involve the intravenous injection of a radioactive compound, followed by scans of the heart using a special camera while the patient is at rest and under stressed conditions. These tests may take up to five hours to complete, the results are not available immediately as post-processing is required, do not provide real-time results, cost approximately $800 per procedure, and due to significant capital equipment costs and complex regulatory requirements associated with the use of radioactive materials, are not available in many hospital or physician office settings. We estimate that approximately 7.6 million nuclear stress tests were conducted in the United States in 2006.

The current cardiac ultrasound performed using stress assesses the motion of the heart wall. Advanced coronary artery disease typically results in abnormal blood flow in the heart muscle, which in turn causes abnormal wall motion that can be detected by the ultrasound machine used in cardiac ultrasound. Although myocardial perfusion information from nuclear stress tests provides the most direct information about blood flow in the heart muscle, cardiac stress ultrasound provides dynamic, real-time information about regional heart function. This additional information, along with the greater availability of ultrasound over nuclear equipment, results in the use of cardiac stress ultrasound as a screening method in many hospital and physician office settings. Cardiac ultrasound involves the use of high-frequency sound waves that are bounced off of the heart wall while the patient is at rest and under stressed conditions. We estimate that approximately 2.8 million cardiac stress ultrasound procedures were conducted in the United States in 2006. However, cardiac stress ultrasound is often inadequate for a definitive assessment of coronary artery disease. For instance, the motion of the heart wall can be difficult to see under certain conditions, particularly in obese patients. In addition, the detection of defects in myocardial perfusion using cardiac stress ultrasound is not possible without use of a contrast agent.

There is no ultrasound contrast agent approved by the FDA for use in cardiac ultrasound for myocardial perfusion imaging. Ultrasound contrast agents have been approved by the FDA for use in cardiac ultrasound without stress for left ventricular opacification, or LVO, and endocardial border delineation, or EBD, in patients with suboptimal images. LVO is image enhancement of blood volume in the left ventricular chamber of the heart. EBD is image enhancement of the borders of the ventricular chambers.

Our Solution, Imagify, a Synthetic Polymer Microparticle.   Using our porous microparticle technology, we specifically designed Imagify for myocardial perfusion assessment. Currently in Phase 3 clinical trials, Imagify is a cardiovascular drug that is being developed to enable cardiac stress ultrasound to provide information on myocardial perfusion in addition to wall motion. Based on the results of our Phase 2 clinical trials, we believe that Imagify-enhanced cardiac stress ultrasound has the potential to provide information comparable to the nuclear stress tests, while retaining the inherent advantages of ultrasound.

We believe we have overcome many of the limitations of other ultrasound contrast agents by developing an intravenous gas delivery system made from a synthetic polymer. All of the ultrasound contrast agents currently approved by FDA for LVO and EBD in patients with suboptimal images deliver gas intravenously in fragile systems made from natural materials. When exposed to the power of the ultrasound beam during the imaging procedure, these natural materials are so fragile they often rupture and release the gas into the blood, where it dissolves, thereafter rendering these contrast agents ineffective. Moreover, some ultrasound contrast agents encapsulate nitrogen, which dissolves quickly in water. Such contrast agents have a very short duration of enhancement because the nitrogen is quickly pushed out of the microbubble and displaced with water. Ultrasound contrast agents made from natural materials or containing nitrogen have only been approved by FDA for LVO and EBD in patients with suboptimal images and we believe they are difficult to use in myocardial perfusion imaging, which is more technically demanding. Unlike the natural materials used in FDA-approved ultrasound contrast agents, the synthetic polymers used in Imagify do not break during the imaging procedure. In addition, perfluorocarbon gases are less soluble in water and therefore have the propensity to stay inside the microparticle. As a result, we can deliver a higher concentration of gas to the myocardium over a longer period of time, thereby enabling Imagify to target the broader application of myocardial perfusion assessment. Imagify is a dry powder consisting of small, porous microspheres filled with a perfluorocarbon gas. These microspheres are made of a synthetic biodegradable polymer, called poly (D, L-lactide co-glycolide), or PLGA, that has been used in other drug delivery systems approved by FDA. The composition and structure of the microspheres, which also contain a phospholipid, and the properties of the perfluorocarbon gas slow the rate at which the gas dissolves and prevents the microspheres from being quickly broken down inside the body. These microspheres are suspended in sterile water and injected into the body by intravenous injection. Imagify was designed to be used with commercially available ultrasound equipment and established imaging techniques.

Potential Benefits of Imagify-Enhanced Cardiac Stress Ultrasound vs. Nuclear Stress Tests

Imagify-enhanced cardiac stress ultrasound has the potential to significantly reduce the time, cost and resources needed in the assessment of myocardial perfusion.

•       Less Expensive.   We estimate that the cost of performing an ultrasound imaging procedure using our Imagify contrast agent will be approximately $400 per procedure, representing costs of $200 for the contrast agent and $200 for administering the procedure. Nuclear stress tests typically cost approximately $800 per procedure. Nuclear stress tests are relatively more expensive because the equipment is large and costly and patient throughput is low. Ultrasound equipment is much smaller and generally half the cost of nuclear equipment used for the detection of coronary artery disease.

•       Less Time Consuming.   Nuclear stress tests may take up to five hours, while cardiac stress ultrasound procedures typically take less than one hour.

•       Greater Availability.   Due to the technical complexity, high cost and the regulatory requirements associated with the use of radioactive materials, nuclear stress tests are not available in all hospitals, cardiology practices and emergency departments. In the United States, ultrasound equipment is widely available in all of these settings.

•       More Information.   Imagify-enhanced cardiac stress ultrasound has the potential to provide information on both myocardial perfusion and wall motion, whereas nuclear stress tests typically provide good information on myocardial perfusion, but little information on wall motion. Imagify-enhanced cardiac stress ultrasound has the potential to provide this information immediately whereas images from nuclear stress tests require post-processing and analysis.

•       No Radioactivity.   Imagify is made from a synthetic polymer that does not require special licensing, has the potential of at least a two-year shelf life, and is convenient to use and store. Nuclear stress tests use radioactive materials that create additional costs due to preparation, storage and disposal requirements.

•       Expanded Opportunity for Cardiologists.   We believe that many cardiologists will prefer Imagify-enhanced cardiac stress ultrasound over nuclear stress tests because it may allow them to remain in closer contact with their patients. To assess myocardial perfusion with nuclear stress tests, many patients are referred by cardiologists to the radiology department, which is usually a different profit and care center within the hospital.

Potential Benefits of Imagify-Enhanced Cardiac Stress Ultrasound vs. Cardiac Stress Ultrasound without Contrast

Imagify-enhanced cardiac stress ultrasound has the potential to provide broader information for heart evaluation.

•       More Information.   Imagify-enhanced cardiac stress ultrasound has the potential to provide information on both myocardial perfusion and wall motion, whereas cardiac stress ultrasound without contrast provides information only on wall motion.

•       Potential for Increased Sensitivity with Perfusion.   Cardiologists seek to identify coronary artery disease early in the disease progression in order to minimize the risk of heart attack. In early coronary artery disease, the coronary artery is only partially blocked, so there may be little or no wall motion abnormality, but there could be a perfusion abnormality. The potential for increased sensitivity has contributed to the popularity of nuclear stress tests. We estimate that in 2006, approximately 7.6 million nuclear stress tests were performed compared to 2.8 million stress cardiac ultrasounds. We believe that an ultrasound contrast agent capable of myocardial perfusion imaging would enable cardiac stress ultrasound to compete more effectively with nuclear stress testing.

Clinical Results.   Prior to commencing our Phase 3 clinical program, we enrolled over 200 human subjects in our Phase 1 and Phase 2 clinical trials for Imagify. Our Phase 1 clinical trials evaluated the safety and feasibility of myocardial perfusion imaging with Imagify. Our Phase 2 clinical trials evaluated the preliminary safety and efficacy of Imagify-enhanced cardiac ultrasound imaging. In our Phase 2 clinical trials, efficacy was measured by comparing the results obtained from myocardial perfusion assessment using Imagify-enhanced cardiac ultrasound with those obtained using nuclear stress tests. Our Phase 1 and Phase 2 clinical trials were conducted in the U.S. under an Investigational New Drug Application, or IND. The results of our Phase 2 trials are summarized below. We have filed these results and our protocols for our Phase 3 trials with the FDA. We completed the pilot phase of our Phase 3 clinical program in 2005. We are intentionally blinded to efficacy data from our ongoing Phase 3 pivotal trial.

The “20” Trial.   Our objectives in our first Phase 2 clinical trial, the “20” trial, were to evaluate the safety of Imagify in subjects with known coronary artery disease as well as in healthy subjects and to determine the optimal imaging procedures for myocardial perfusion assessment using Imagify-enhanced cardiac ultrasound. The study included 53 subjects, was conducted by echocardiologists and utilized a variety of commercially available equipment platforms. Subjects enrolled in the “20” trial received a single injection of Imagify at a variety of doses and were imaged under resting conditions only. The primary efficacy endpoint was agreement between Imagify-enhanced cardiac ultrasound and nuclear stress tests. Agreement was defined as the percentage of subjects who received the same diagnosis using Imagify-enhanced cardiac ultrasound as with nuclear stress. At the optimal imaging conditions identified during the trial, we met the primary endpoint of this trial.

The “21” Trial.   Our objectives in our second Phase 2 clinical trial, the “21” trial, were to evaluate the safety and diagnostic efficacy of Imagify in patients with suspected or confirmed coronary artery disease as well as in healthy subjects. The study included 122 subjects, was conducted by echocardiologists and utilized a variety of commercially available ultrasound equipment platforms and imaging techniques. A variety of doses of Imagify were evaluated in the trial. Patients enrolled in the “21” trial received two injections of Imagify, one under resting conditions and the other under stressed conditions. All patients received a nuclear stress test and either an Imagify-enhanced cardiac stress ultrasound or a cardiac stress ultrasound without contrast. The primary efficacy analysis was based on the ability of independent echocardiologists, blinded to all other information, to detect myocardial defects when comparing cardiac ultrasound images to nuclear stress. In the “21” trial we met the primary efficacy endpoints, which were sensitivity, or the ability to detect the presence of disease, and specificity, or the ability to determine the absence of disease.

Efficacy Data.   Comparison of Imagify-enhanced cardiac stress ultrasound and nuclear stress for subjects in our Phase 2 trials indicated the following:

•       Imagify-enhanced cardiac stress  ultrasound versus cardiac stress  ultrasound without contrast.   Cardiac stress ultrasound with both low and high doses of Imagify resulted in a greater than 30% increase in sensitivity compared to cardiac stress ultrasound without contrast, and demonstrated a higher level of agreement with nuclear stress tests versus cardiac stress ultrasound without contrast.

•       Imagify-enhanced cardiac stress  ultrasound versus the nuclear stress test.   Cardiac stress ultrasound with both low and high doses of Imagify agreed with nuclear stress tests in more than three-quarters of all patients.

•       Imagify-enhanced cardiac stress ultrasound versus coronary angiography.   Nuclear imaging does not always result in a correct diagnosis of coronary artery disease. The generally agreed gold standard for the diagnosis of coronary artery disease is coronary angiography. In a retrospective exploratory analysis of those patients that underwent coronary angiography, Imagify-enhanced cardiac stress ultrasound had the same sensitivity as nuclear stress tests when compared to coronary angiography.

The Phase 3 Program: Detection of Coronary Artery Disease in Patients Being Evaluated for Ischemic Heart Disease.   Our Phase 3 program for Imagify commenced in 2003 under a U.S. Investigational New Drug application and in compliance with applicable European regulatory requirements. The Phase 3 clinical plan provides for a two-part program consisting of a pilot phase, or the pilot study, under which investigators and blinded readers were qualified and trained, and two independent multi-center pivotal trials. These two pivotal trials, previously referred to as the “32” and “33” trials, have been re-named RAMP-1 and RAMP-2, respectively. “RAMP” stands for Real-time Assessment of Myocardial Perfusion with echocardiography. Clinical investigators were qualified in the pilot phase on a rolling basis. The pilot phase was completed in 2005, after which more than 20 clinical investigators were qualified to enroll patients in the pivotal studies. Clinical investigators in the Phase 3 pivotal studies are located at clinical sites in North America, Europe and Australia. Data from the Phase 3 pivotal studies are intended for submission to U.S., European, and potentially other regulatory authorities.

The Pivotal Trials.   The Phase 3 pivotal studies are designed to demonstrate that Imagify-enhanced cardiac stress ultrasound is non-inferior, or equivalent, to nuclear stress testing. Clinical sites that participated in these studies were primarily in the U.S. and Europe. All patients enrolled in these studies received an Imagify-enhanced cardiac stress ultrasound. Most of these patients also received a nuclear stress test. The Imagify-enhanced cardiac stress ultrasound images and the nuclear stress images resulting from these studies are forwarded by the clinical sites to an independent clinical research organization where all information about the patients, other than what is shown by the images themselves, is removed. Because all such patient information is removed from the images, evaluators of the images are referred to as “blinded readers”. Images produced by Imagify-enhanced cardiac stress ultrasound are evaluated by echocardiologists, who we refer to as “ultrasound blinded readers”. Images produced by nuclear stress tests are evaluated by nuclear cardiologists, who we refer to as “nuclear blinded readers”.

A truth standard defines which patients have disease and which patients are normal, and serves as the basis for quantifying the performance of the ultrasound blinded readers and the performance of the nuclear blinded readers. Non-inferiority is determined by comparing the performance of the ultrasound blinded read relative to the nuclear blinded read.

Non-inferiority of Imagify-enhanced cardiac stress ultrasound relative to nuclear stress tests is evaluated in three ways, which are the primary endpoints of the pivotal trials. First, non-inferiority is evaluated in all patients. We define “accuracy” as a measure of the percentage of patients in which the test is correct relative to the truth standard. Next, non-inferiority is evaluated in two different subsets of patients, those with disease and those without disease. We define “sensitivity” as a measure of the effectiveness of the test in assessing the presence of disease in the patients who have been shown by the truth standard as having coronary artery disease and “specificity” as a measure of the effectiveness of the test in assessing the absence of disease in the patients who have been shown by the truth standard to be free of coronary artery disease.

The criteria for success for each primary endpoint is for two of the three ultrasound blinded readers to be non-inferior to the nuclear blinded reader. In the RAMP-1 study there was one nuclear blinded reader. In the RAMP-2 study there are three nuclear blinded readers.

During the pivotal trials, we intentionally have no access to efficacy data. We do not publicly disclose results from a pivotal trial until after the trial is closed, quality control checks are completed, the database is locked, the data are revealed to us and we have had an opportunity to review and understand the data, including data regarding clinical outcomes and safety results. A total of 777 patients with known or suspected coronary artery disease have been enrolled in the Phase 3 pivotal trials.

RAMP-1 Trial.   320 patients were enrolled in the RAMP-1 clinical trial. Patients eligible for this trial had, in accordance with current clinical practice, been referred for a nuclear stress test. All RAMP-1 patients received an Imagify-enhanced cardiac stress ultrasound as well as a nuclear stress test. The truth standard in this trial was angiography, clinical outcome or clinical outcome with the unblinded evaluation of the nuclear stress test. The truth standard was angiography in 42% of patients.

In June 2006 we announced preliminary results of the RAMP-1 study. The accuracy and specificity results exceeded the criteria for success.  Three of three echo blinded readers had statistically non-inferior accuracy to the nuclear blinded reader, whose accuracy was 70% (all p value <0.005).  Two of three ultrasound blinded readers had statistically superior specificity to the nuclear blinded reader, whose specificity was 63% (p value for both with respect to non-inferiority <0.001). The sensitivity results missed the criteria for success of the trial with one of three ultrasound blinded readers having statistical non-inferior sensitivity (p=0.002) to the nuclear blinded reader’s sensitivity of 78%. Based upon our review of the safety data from this trial, we believe Imagify was well tolerated. Greater than 99% of the images acquired from patients enrolled in the trial were evaluable.

RAMP-2 Trial.   In June 2006 we completed the enrollment of 457 patients in this trial. Patients eligible for this trial had been referred for a coronary angiogram. All patients enrolled in this clinical trial received an Imagify-enhanced cardiac stress ultrasound. Approximately 420 patients also received a nuclear stress test for purposes of evaluation against the primary endpoints of this study. The truth standard for all patients in this study is coronary angiography. As dictated by the trial design, all patients in this trial were evaluated for up to 30 days following the Imagify-enhanced cardiac stress ultrasound study. Once all images have been read, and all patient data from the follow-up period and angiography data are collected, an independent third-party clinical research organization, on our behalf, will conduct quality control checks. These checks, which can take up to 90 days, are designed to ensure that all of the required information has been fully gathered and filed before locking the database. At that time, the data may be unblinded and made available to us for analysis.

In October 2006, we completed an initiative designed to train all of the ultrasound blinded readers in the RAMP-2 trial to increase their sensitivity while maintaining high accuracy. We continue to train the ultrasound blinded readers in an effort to assure that gains in sensitivity do not lower specificity below targeted levels. Based upon our findings from this training, we intend to have each of the RAMP-2 ultrasound blinded readers evaluate all images for the primary efficacy analysis of the RAMP-2 trial. We and the blinded readers remain blinded to all of the RAMP-2 efficacy data until all the blinded reads are completed and the trial results are available. Although this training and each of the other differences referred to above are intended to increase the likelihood of success for the RAMP-2 trial, we cannot assure you that the RAMP-2 results will meet or exceed the clinical endpoints. We currently expect that the results from RAMP-2 will be publicly available in the second quarter of 2007, and that the NDA submission will occur in the fourth quarter of 2007. No additional patients are expected to be enrolled in the RAMP-2 study.

Trial Design and Purpose.   We believe that Imagify-enhanced cardiac stress ultrasound has the potential to significantly reduce the time, cost and resources needed in the assessment of myocardial perfusion, compared to nuclear stress testing. Myocardial perfusion is blood flow to the heart muscle, a sensitive marker for coronary artery disease. There is no ultrasound contrast agent approved by FDA for use in cardiac stress ultrasound or myocardial perfusion imaging. Based upon the endpoints described above, our RAMP-1 and RAMP-2 trials are designed to demonstrate non-inferiority of Imagify-enhanced cardiac stress ultrasound relative to nuclear stress testing. In April 2005, based in part upon feedback from FDA, we revised the statistical analysis plan on which we base our patient enrollment estimates for the Imagify Phase 3 clinical trials. Since that time we have continued discussions with FDA regarding trial design and our statistical analysis plan. As a result of our ongoing discussions with FDA, we may make further revisions. These discussions could lead to delays in the public announcement of the results from our RAMP-2 clinical trial and affect whether Imagify is approved for the indication that we are seeking, the timing of such approval or whether Imagify is approved at all.

The discussion of the timing of the RAMP-2 blinded reads, RAMP-2 data release and NDA submission for Imagify reflect our current assumptions, based on our knowledge and experience and the guidance of our advisors. We cannot assure you that these timelines will be met, nor can we assure you that our estimates and assumptions will not change based upon ongoing regulatory feedback or that, when RAMP-2 results are unblinded to us, that such results will successfully achieve results that meet or exceed the clinical endpoints or that FDA will accept and approve our NDA once submitted.

Safety Data.   During our Imagify clinical studies we have intentionally sought to identify and evaluate all AEs. Any change in how the patient feels after injection of Imagify is considered an AE, which are recorded in these studies whether or not attributable to Imagify. The adverse experiences observed in our trials have been typically mild in intensity and of short duration. The vast majority of people exposed to Imagify are cardiac patients who are undergoing a stress study and have a pre-study history of chest pain. Cardiac stress ultrasound procedures require stressing the heart through exercise or pharmacologically induced stress. For purposes of control and consistency of data between studies, pharmacologically induced stress was used with all patients enrolled in the pivotal study.

Many of the types of AEs observed in our clinical studies have been consistent with the types associated with the pharmacological stressor. While certain of these AEs appear to be attributable to causes other than Imagify and some to Imagify, the attribution of many of these events is not definitive. We enrolled 393 subjections in the Phase 1, Phase 2 and pilot studies. In these studies, the most prevalent adverse events, or AEs, were headache, facial flushing and nausea. In these studies, one of the observed AEs was characterized as a serious adverse event, or SAE, which definition includes any AE that results in patient remaining in the hospital overnight for observation. There was no residual effect from this event. We enrolled 320 patients in the RAMP-1 clinical trial. Patients eligible for this trial had, in accordance with current clinical practice, been referred for a nuclear stress test. The majority of AE’s reported in RAMP-1 were mild in intensity, transient, and resolved without residual effects. The most common AEs reported were headache, chest pain, nausea, flushing and dizziness and the majority of these AEs occurred following the administration of the dipyridamole pharmacologic stress agent prior to stress imaging. SAEs and dose discontinuation was experienced in four and five of 320 patients, respectively. All SAEs were non-life threatening, transient, and resolved without residual effects.

The safety of our clinical studies is monitored by an independent third party advisor and all AEs are reported to investigators, institutional review boards and regulatory agencies on a periodic basis. We intend to continue to study the safety profile of Imagify. While we do not comment on data from ongoing clinical trials, based upon observations to date, we believe that Imagify is generally well tolerated.

However, there can be no assurance that we will not experience other AEs in our clinical trials or that regulatory authorities will conclude that Imagify is safe for approval and broader use.

Additional Clinical Trials to Strengthen Imagify’s Market Position.   As a part of our ongoing clinical program for Imagify, we will continue investigating the performance of Imagify in a range of circumstances that may be encountered beyond of the scope of the RAMP-1 and RAMP-2 studies. One such trial, named ACCESS (Acquiring Consensus for Contrast Echocardiography System Settings), is designed to determine the appropriate equipment settings for Imagify on a variety of ultrasound hardware platforms. In March 2007, we completed ACCESS trial enrollment at 39 patients. Additionally, with RAMP-1 and RAMP-2 focused on the diagnostic value of Imagify, which is the ability to detect the presence or absence of disease at a fixed point in time, we also anticipate evaluating the prognostic value of Imagify, which is the ability to predict future cardiovascular events, or outcomes through a trial called PACE (Prognostic Assessment of Contrast Echocardiography). No new administration of Imagify will be required for PACE, as we will conduct follow-up analysis on patients from the RAMP-1 and RAMP-2 trials and expect results from this trial in 2008.

Future Indications.   Since Imagify circulates in the blood and acts as a tracer of blood flow, we believe it has the potential to assist in the assessment of a wide variety of diseases in addition to coronary artery disease. Abnormal blood flow is associated with a variety of life threatening diseases including various forms of cancer, renal artery stenosis and deep vein thrombosis. These diseases often cannot be adequately assessed with ultrasound imaging without contrast, and as a result radiologists currently detect these diseases with more expensive imaging techniques, such as computerized tomography, angiography, nuclear medicine and venography. Ultrasound imaging using Imagify may offer a cost-effective alternative to these expensive techniques.

Our Hydrophobic Drug Delivery System, or HDDS™

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

Market for Hydrophobic Drug Delivery.   We believe that FDA-approved hydrophobic pharmaceuticals generated $100 billion in revenues in 2005 and that other potential drugs have not achieved FDA approval due to issues associated with effectively dissolving these drug candidates.

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

HDDS Proof of Concept.   We have demonstrated in multiple laboratory tests, and in one Phase 1 human safety study, that our HDDS technology has the potential to improve the dissolution rate of a variety of hydrophobic drugs, including anti-inflammatories, taxanes, calcium channel blockers and anti-fungals. Such initial testing resulted in patent coverage with respect to over 150 potential reformulations of hydrophobic drugs in a variety of therapeutic areas.

Our Phase 1 human safety study utilizing our HDDS technology was conducted with AI-850, one of our initial HDDS-based product candidates. AI-850 is a readily dissolving formulation of the hydrophobic drug, paclitaxel, the active ingredient in the cancer drug, Taxol®. To dissolve paclitaxel, Taxol contains Cremophor, which is believed to cause severe hypersensitivity reactions, including an extreme allergic reaction called anaphylaxis. Therefore, Taxol is typically administered using pre-medications and by long infusions to patients with cancer. By putting paclitaxel into our sponge-like microparticles, we have created a paclitaxel formulation that is free of Cremophor. Our Phase 1 human safety study of AI-850 was completed during 2004. The primary goal of the Phase 1 study was to provide human proof-of-concept that our HDDS technology is capable of intravenously delivering hydrophobic drugs without the need for co-solvents that are inconvenient to administer and are associated with undesirable side effects. The primary objective of this trial was to determine the maximum tolerated dose, or MTD, of AI-850. In the dose escalation study, 22 patients with solid tumors (taxane naïve patients and patients who previously had received taxane therapy) were treated with AI-850 without standard taxane pre-medications in doses up to 250 mg/m2. Infusions of AI-850 were delivered in less than 30 minutes at all doses, which is significantly shorter that the three-hour infusion typically required by Taxol. The MTD of AI-850 for patients with extensive prior taxane therapy was 205 mg/m2, which is higher than the Taxol dose of 175 mg/m2 typically used to treat taxane naïve patients with metastatic breast cancer. It is our current plan to seek strategic collaborators for AI-850 before commencing additional clinical testing of this product candidate.

HDDS Development Status and Potential Product Candidates.   In recent years, although our efforts to develop HDDS product candidates have been limited by our prioritization of Imagify Phase 3 clinical trials, we have continued development. During this time, we have conducted discussions with potential partners regarding product candidates and have performed feasibility studies. We will continue to seek opportunities to work with other companies on improving their patented hydrophobic drugs and product candidates and we will evaluate the feasibility of developing, on our own or in collaboration with others, improved formulations of off-patent hydrophobic drugs. We anticipate greater emphasis on HDDS product development in 2007 than 2006.

Our Pulmonary Drug Delivery System, or PDDS™

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

Market for Pulmonary Drug Delivery.   The worldwide asthma therapeutics market is estimated at over $12.0 billion in 2005. We believe the delivery of long-acting drugs to the lungs represents a significant medical opportunity.

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

Our Solution: Slowly Dissolving Microparticles.   By controlling particle size, particle porosity and thus density, and particle composition, and therefore the aerodynamic properties of a particle, our PDDS technology controls where drug particles go in the lung and how quickly they release their drug. This tight control of release rate, and targeting within the lungs, may enable our PDDS technology to address many of the hurdles of sustained release pulmonary delivery.

PDDS Proof of Concept.   We have demonstrated using several molecules in multiple laboratory tests, and using one molecule in a European Phase 1 clinical trial, that our PDDS technology has the potential to improve the delivery of asthma drugs.

Our European Phase 1 clinical trial utilizing our PDDS technology was conducted with AI-128, our initial PDDS-based product candidate. AI-128 is a sustained release, dry powder formulation of a widely used asthma drug. We believe that AI-128 is the first human demonstration of sustained release drug administration in the lung. With once-a-day dosing, we believe AI-128 would be more convenient for the patient, reducing non-compliance related complications and costs. By controlling the release rate of the drug to the lung, AI-128 offers the potential for improved safety. Slowing drug release in the lung offers the potential for a lower peak concentration of drug in the systemic circulation. Our European Phase 1 clinical trial with AI-128 was conducted in accordance with applicable local regulatory requirements. In this trial, we demonstrated that approximately 80% of inhaled AI-128 was delivered to the intended target, the upper lung. The microparticles remained in the lung for up to 24 hours, the period of time that we believe is required for once-daily dosing, and that the drug was released from the microparticles in the lung over a 12 to 24-hour period.

PDDS Development Status and Potential Product Candidates.   In recent years, our efforts to develop PDDS product candidates have been limited by our prioritization of Imagify Phase 3 clinical trials. We believe our PDDS technology may enable improved formulations of other locally acting asthma drugs as well as allow drugs that must be delivered into the bloodstream for systemic therapy to be administered by inhalation through the lung. We have demonstrated in pre-clinical studies that we can create sustained release, dry-powder reformulations of drugs currently used to treat respiratory disease. We believe that one or more of such reformulations could have many of the benefits AI-128 potentially offers. Moreover, many large molecule drugs, such as proteins, cannot be delivered orally because they are destroyed by enzymes in the gastrointestinal system. As a result, they often must be injected subcutaneously or intramuscularly several times per week in order to get an adequate amount of the drug into the body’s general circulation. Since the lung does not contain these destructive enzymes, systemic delivery of these drugs via the pulmonary route could be more convenient and require less dosing. We plan to seek both proprietary and collaborative opportunities for these drug formulations.

Research and Development

Over the past three fiscal years, we have made material expenditures on research and development. In the fiscal years ended December 31, 2004, 2005, and 2006, research and development expenses were approximately $26.0 million, $42.2 million and $52.4 million, respectively.

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

Reimbursement

We intend to focus on obtaining coverage and reimbursement from Medicare, Medicaid and private insurers for our product candidates. Although there can be no assurance that we will be successful in obtaining third-party reimbursement, we believe we will be successful in obtaining this reimbursement for our lead product candidate, Imagify.

Effective January 2001, the Centers for Medicare and Medicaid Services, formerly known as the Health Care Financing Administration, implemented a reimbursement code that provides reimbursement for the use of injectable contrast material in echocardiography in a physician’s office and hospital outpatient setting. Currently, the reimbursed rate for each of the three ultrasound contrast agents FDA-approved for use in LVO and EBD in patients with suboptimal images is over $100 per vial. Although private insurers make their own decisions on reimbursement, they typically follow the lead of the Centers for Medicare and Medicaid Services, which manage reimbursement for Medicare and Medicaid.

We plan to apply for a new reimbursement code at a higher rate. We believe ultrasound imaging using Imagify for myocardial perfusion assessment, which involves dosing of patients for a resting ultrasound study followed by a second dose for a cardiac ultrasound stress study, will provide at least the same clinical information as nuclear stress tests (which also requires dosing for a rest study followed by dosing for a stress study), but at much lower total study cost, due in part to higher capital equipment costs, longer procedure times and radioactive material handling issues associated with nuclear stress tests. Given these expected cost advantages, we believe that Imagify will ultimately obtain adequate reimbursement in this era of managed care, where the federal government and private insurers are striving to lower the total cost of delivering state-of-the-art healthcare. Further, in the treatment of hospital inpatients, who are usually subject to a fixed total reimbursement based solely on their diagnosis and not on the test used, we expect that hospital staffs will be encouraged to use the much lower cost Imagify-enhanced cardiac stress ultrasound, if and when it is approved by FDA, rather than the more expensive nuclear stress test. Our efforts to obtain a higher reimbursement rate can begin prior to our product’s approval and will probably require about two years for completion. The current reimbursement codes cover hospital outpatient and physician offices, which are the locations where almost all cardiac ultrasounds are performed. In the period immediately following the potential launch of our product, we believe that the current reimbursement rates for ultrasound contrast agents should enable us to sell our product at attractive margins.

Manufacturing

Prior to filing an NDA for Imagify, we must demonstrate that we can successfully and repeatedly manufacture Imagify in compliance with current good manufacturing practices, or cGMPs, enforced by the FDA and overseas regulatory agencies in the manufacturing facility that we intend to use to produce Imagify at commercial launch.

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. In late 2005, we substantially completed the build-out of this facility and commenced start-up activities relating to the manufacturing equipment installed at the site. In early 2006 we completed commissioning of the manufacturing equipment and utilities within the facility, in mid-2006 we produced full commercial scale development batches of Imagify in this facility and in late 2006 we substantially completed all Installation Qualification, or IQ, and Operational Qualification, or OQ, requirements relating to the equipment and utilities initially needed for this facility. Remaining steps to qualification of the manufacturing facility include; aseptic validation, process qualification and completion of product stability testing. All such qualification activities need to be completed under cGMPs. Data from the production of Imagify under cGMPs is intended to be part of our NDA submission of Imagify. Based upon our current plans, we expect to complete this qualification phase in time to support a NDA submission in the fourth quarter of 2007.

Although the manufacturing facility is built-out and equipped and IQ’s and OQ’s are substantially complete, considerable work and testing remain to be completed before this facility is qualified. We cannot assure you that we will not encounter complications in the qualification of operations in this facility, which complications could add additional costs or delay our submission of a NDA for Imagify.

We believe that our existing facilities, subject to the successful qualification of the commercial manufacturing facility in Tewksbury, Massachusetts, are adequate to meet our current and initial commercial requirements and that suitable additional space will be available as needed. In support of our efforts to qualify our commercial manufacturing facility for Imagify, in February 2006, we and Nycomed agreed to amend the 2004 strategic collaboration agreement resulting in commitment by Nycomed to accelerate $1.8 million in payments to us in order to fund certain activities associated with the qualification of our manufacturing facility. During 2006 we received the full $1.8 million in payments from Nycomed.

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

Our patents include internally developed patents as well as patents acquired from third parties. As of March 2007, we owned 31 issued U.S. patents, one allowed U.S. patent and 20 U.S. patent applications. We charge all patent-related expenses to operations as incurred. Six of our issued U.S. patents are directed to aspects of the spray drying method for manufacturing microparticles. Four issued U.S. patents and eight U.S. patent applications are related to various aspects of our porous microparticle delivery technology. Five issued U.S. patents relate to aspects delivery of hydrophobic drugs, including AI-850. We also own a number of pending international and foreign patent applications corresponding to these U.S. patents and applications.

U.S. Patent Number	Issue Date	Expiration Date	Subject (Title)
5,425,366	20Jun95	20Jun12	Ultrasonic Contrast Agents, Process for Their Preparation and Their Use as a Diagnostic and Therapeutic Agent
5,611,344	18Mar97	05Mar16	Microencapsulated Flurorinated Gases for Use As Imaging Agents
5,837,221	17Nov98	29Jul16	Polymer-Lipid Microencapsulated Gases for Use as Imaging Agents
5,853,698	29Dec98	05Mar16	Method for Making Porous Microparticles by Spray Drying
6,045,777	04Apr00	30Jun17	Method for Enhancing The Echogenicity And Decreasing The Attenuation pf Microencapsulated Gases
6,068,857	30May00	25Aug14	New Microparticles Containing Active Ingredients, Agents Containing These Microparticles, Their Use for Ultrasound-Controlled Release
6,071,496	06Jun00	06Jun17	Ultrasonic Contrast Agents, Process for Their Preparation and Their Use as a Diagnostic and Therapeutic Agent
6,132,699	17Oct00	05Mar16	Ultrasound Contract Agents Produced By Spray Drying
6,177,062	23Jan01	06Jun17	Ultrasonic Contrast Agents, Process for Their Preparation and Their Use as a Diagnostic and Therapeutic Agent
6,223,455	01May01	03May19	Spray Drying Apparatus And Methods of Use
6,284,280	04Sep01	25Aug14	New Microparticles Containing Active Ingredients, Agents Containing These Microparticles, Their Use for Ultrasound-Controlled Release
6,306,366	22Oct01	10Feb15	Microparticles That Contain Gas, Media That Contain The Latter, Their Use in Ultrasound Diagnosis, As Well As Process For The Product
6,308,434	30Oct01	03May19	Spray Drying Apparatus And Methods of Use
6,383,470	07May02	12Nov13	Microparticle Preparations Made of Biodegradable Copolymers
6,395,300	28May02	04Nov19	Porous Drug Matrices And Methods For Manufacture Thereof
6,423,345	23Jul02	22Feb19	Matrices Formed of Polymer And Hydrophobic Compounds For Use In Drug Delivery
6,560,897	13May03	26Jun19	Spray Drying Apparatus And Methods of Use
6,589,557	08Jul03	04Nov19	Porous Celecoxib Matrices And Methods Of Manufacture Thereof
6,610,317	26Aug03	25May20	Porous Paclitaxel Matrices And Methods Of Manufacture Thereof
6,645,528	11Nov03	25Nov19	Porous Drug Matrices And Methods For Manufacture Thereof
6,652,782	25Nov03	23May20	Multi-Stage Method For Producing Gas-Filled Microcapsules
6,689,390	10Feb04	22Feb19	Matrices Formed of Polymer And Hydrophobic Compounds For Use in Drug Delivery
6,730,322	04May04	22Feb19	Matrices Formed of Polymer And Hydrophobic Compounds For Use in Drug Delivery
6,800,297	05Oct04	04Nov19	Porous Cox-2 Inhibitor Matrices and Methods of Manufacture Thereof
6,872,180	29Mar05	28Mar23	Device and Process for Quantifying Bodies by Means of Ultrasound
6,918,991	19Jul05	19Dec22	Methods and Apparatus for Making Particles Using Spray Dryer and In-Line Jet Mill

U.S. Patent Number	Issue Date	Expiration Date	Subject (Title)
6,921,458	26Jul05	19Dec22	Methods and Apparatus for Making Particles Using Spray Dryer and In-Line Jet Mill
6,932,983	23Aug05	09Jul21	Porous Drug Matrices And Methods For Manufacture Thereof
6,962,006	08Nov05	29Apr23	Methods and Apparatus for Making Particles Using Spray Dryer and In-Line Jet Mill
7,052,719	30May06	03Oct21	Matrices Formed of Polymer And Hydrophobic Compounds For Use in Drug Delivery
7,160,557	09Jan07	22Feb19	Matrices Formed of Polymer And Hydrophobic Compounds For Use in Drug Delivery

In June 2006, pursuant to a non-exclusive license agreement with GE Healthcare, or GE, a division of General Electric Company, we licensed GE’s ultrasound contrast agent patents and patent applications, as well as any patents that GE acquires in the field of ultrasound contrast agents within 12 months of the agreement. In consideration of the non-exclusive license of these patents, we agreed to pay GE $10.0 million prior to commercial approval of Imagify, of which $5.0 million was paid in June 2006 and $5.0 million is due in June 2007. In addition, we agreed to pay GE $5.0 million upon the commercial approval (defined as the first to occur of the approval of a New Drug Application in the United States or the approval of a Marketing Authorization Application in Europe) of Imagify and $5.0 million upon the one year anniversary of such commercial approval.

Also in June 2006, pursuant to a non-exclusive license agreement with Bracco International BV, or Bracco, we licensed Bracco’s ultrasound-related patents and patent applications in the field of ultrasound diagnostic imaging. In consideration of the non-exclusive license of these patents, we agreed to pay Bracco up to a total of Euros 3.0 million (approximately $4.0 million), of which Euros 0.5 million (approximately $0.6 million) was paid in June 2006. An additional Euros 2.5 million (approximately $3.3 million) is payable upon our achievement of certain defined regulatory milestones. We also agreed to pay a royalty on future Imagify revenue, up to a maximum royalty amount of Euros 10.0 million (approximately $13.2 million), less a portion of the above-referenced milestone payments.

In May 2005, pursuant to a Patent Transfer Agreement with Schering, we acquired from Schering rights, title and interest in nine patent families, including U.S. and international ultrasound related patents, and licenses to two other patent families. In consideration of the transfer and assignment of these patents, we agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million was paid in May 2006, and $3.0 million is due in May 2007.

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

Our planned or potential products may be covered by third-party patents or other intellectual property rights, in which case we may need to obtain a license or sublicense to these rights to continue developing or marketing these products. Although from time to time we receive correspondence from and have discussions with third-parties concerning the patent position of such third-parties, as of the date of this report we have not received correspondence from any third-party alleging infringement. Any required licenses or sublicenses may not be available to us on acceptable terms, if at all. If we do not obtain any required licenses or sublicense, we could encounter delays in product introductions while we attempt to design around these patents, or could find that the development, manufacture or sale of products requiring these licenses is foreclosed.

We know of U.S. and foreign patents issued to third parties that relate to aspects of our product candidates. There may also be patent applications filed by these or other parties in the United States and various foreign jurisdictions that relate to some aspects of our product candidates, which, if issued, could subject us to infringement actions. In particular, we are aware of U.S. and foreign patents owned by third parties, including potential competitors that arguably cover aspects of our Imagify contrast agent. Based on advice from our patent counsel, we believe that these claims are not infringed and/or invalid. Absent a license or other business arrangement, there is a significant possibility that one or more of these third parties will use litigation to assert their patents in the United States or Europe.

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

Government Regulation

U.S. Regulatory Approval

FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries regulate and impose substantial requirements upon the research, development, pre-clinical and clinical testing, manufacture, distribution, record keeping, reporting, storage, approval, advertising, promotion, sale and export of pharmaceutical products. We believe that our products will be regulated as drugs by FDA.

The process required by FDA under the new drug provisions of the Federal Food, Drug and Cosmetic Act before our products may be marketed in the United States generally involves the following:

•       pre-clinical laboratory and animal tests performed under FDA’s Good Laboratory Practices regulation;

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

Pre-clinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product candidate. The results of the pre-clinical tests, together with manufacturing information and analytical data, are then submitted to FDA as part of an IND, which must become effective before we may begin human clinical trials. Pre-clinical tests and studies can take several years to complete, and there is no guarantee that an IND based on those tests and studies will become effective to permit clinical testing to begin. An IND becomes effective 30 days after receipt by FDA, unless FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. In this case, the IND sponsor and FDA must resolve any outstanding concerns before clinical trials can begin. Prior to initiation of clinical studies, an independent Institutional Review Board at each medical site proposing to conduct the clinical trials must review and approve each study protocol. Similar requirements exist in other countries where we may choose to perform clinical trials.

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

We cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 testing of our product candidates within any specific time period, if at all. Furthermore, FDA, the Institutional Review Board or the sponsor may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

A description of the manufacturing process and quality control methods, including data to support the successful qualified manufacturing of product within the designated manufacturing facility, as well as results of pre-clinical studies, toxicology studies and clinical trials, among other things, are submitted to FDA as part of an NDA for approval prior to the marketing and commercial shipment of the product. FDA may deny a new drug application if all applicable regulatory criteria are not satisfied or may require additional data including clinical, toxicology or manufacturing data. Even after a new drug application is issued, FDA may withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. In addition, FDA requires surveillance programs to monitor the consistency of manufacturing and the safety of approved products that have been commercialized. The agency has the power to require changes in labeling or to prevent further marketing of a product based on new data that may arise after commercialization. Similar requirements exist in other countries where we may choose to seek marketing approval.

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product. Government regulation may delay or prevent marketing of potential products altogether or for a considerable period of time and imposes costly and time-consuming requirements. We cannot be certain that FDA or any other regulatory agency will agree with our judgment and interpretations or will grant approval for any of our products under development on a timely basis, if at all. Success in pre-clinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from pre-clinical and clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval is typically limited to specific clinical indications. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business. Marketing our products abroad will require similar regulatory approvals and is subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences. Drug manufacturers and their subcontractors are required to register their establishments with FDA and state agencies, and are subject to periodic unannounced inspections by FDA and state agencies for compliance with cGMPs, which impose procedural and documentation requirements upon us and our third party manufacturers. We cannot be certain that we, or our present or future suppliers, will be able to comply with the cGMP regulations and other FDA regulatory requirements. Failure to comply with these requirements can result in, among other things, total or partial suspension of production, failure of the government to grant approval for marketing, and withdrawal, suspension, or revocation of marketing approvals.

Once FDA approves a product, a manufacturer must provide certain updated safety and efficacy information. Product changes, as well as certain changes in a manufacturing process or facility or other post-approval changes may necessitate additional FDA review and approval.

FDA regulates drug labeling and promotion activities. FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. Violations of the Federal Food, Drug, and Cosmetic Act or regulatory requirements may result in agency enforcement action, including voluntary or mandatory recall, suspension or revocation of product approval, product seizure, fines, injunctions or civil or criminal penalties. Our product development and testing activities are also subject to a variety of state laws and regulations. Any applicable state or local regulations may hinder our ability to manufacture or test our products in those states or localities. We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

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

We have had ongoing discussions with FDA concerning the statistical analysis plan used in connection with our Phase 3 clinical trials of Imagify. In April 2005, based in part upon feedback from FDA, we revised the statistical analysis plan on which we base our patient enrollment estimates for the Imagify Phase 3 clinical trials. Since that time we have continued discussions with FDA. Continued discussions with FDA could lead to other changes relating to our statistical analysis plans. How, when or if the matters being discussed are resolved may affect whether Imagify is approved for the indication that we are seeking, the timing of such approval or whether Imagify is approved at all. Such timing could also lead to delays in the timing of the unblinding of the data from our Phase 3 clinical trials, and therefore public announcement of results from those trials.

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

We, or a partner to whom we have assigned the right, will choose the appropriate route of European regulatory filing. In 2004, we entered into a strategic partnership with Nycomed under which they are primarily responsible for regulatory strategy and approval in Europe for our lead product candidate,

Imagify. However, the chosen regulatory strategy for our product candidates may not secure regulatory approvals or approvals of the chosen product indications. These approvals, if obtained, may take longer than anticipated. We cannot assure you that any of our product candidates will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized.

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

Imagify, our cardiovascular drug for the assessment of myocardial perfusion, if approved for marketing and sale, will face intense competition. We believe that Imagify-enhanced cardiac stress ultrasound can be a cost-effective and convenient substitute for nuclear stress tests, the current standard of care in myocardial perfusion assessment. In addition, we believe Imagify will add useful myocardial perfusion information that current cardiac stress ultrasound tests cannot provide without a contrast agent. Imagify is designed for use with widely available ultrasound equipment and techniques currently used for wall motion studies using cardiac ultrasound. We expect to face intense competition from companies that market products related to these existing imaging techniques, as well as other companies that are developing ultrasound contrast agents for use in cardiac ultrasound.

Nuclear stress testing is an established technique for assessing myocardial perfusion. Radioactive contrast agents that are approved by the FDA for use in nuclear stress tests include Cardiolite®, which is marketed by Bristol-Myers Squibb Company; Myoview®, which is marketed by GE Healthcare; and thallium, which is marketed by GE Healthcare, Bristol-Myers Squibb and Tyco International. Cardiac ultrasound without contrast is an established technique for detecting abnormal wall motion, which some cardiologists may find satisfactory for the detection of coronary artery disease. However, cardiac ultrasound without contrast is incapable of assessing myocardial perfusion. We believe that Imagify-enhanced cardiac stress ultrasound will enable cardiac ultrasound to provide information on myocardial perfusion in addition to wall motion.

No ultrasound contrast agent has been approved by FDA for use in myocardial perfusion imaging using cardiac ultrasound. However, we are aware of other companies that are or may be developing ultrasound contrast agents for use in cardiac ultrasound. CardioSphere™, which is being developed by Point Biomedical Corporation, is an ultrasound contrast agent for the assessment of myocardial perfusion. In 2006, it was reported that Point Biomedical Corporation, in order to potential gain regulatory approval for CardioSphere, must design and commence new Phase 3 clinical trials. In addition, some companies have ultrasound contrast agents that are FDA approved for LVO and EBD in patients with suboptimal images or are in development. In the future, these companies may seek to broaden their indications to include myocardial perfusion assessment. These FDA-approved agents include Optison®, which is marketed by GE Healthcare and Definity®, which is marketed by Bristol-Myers Squibb. SonoVue® is an ultrasound contrast agent marketed in Europe by Bracco for LVO and EBD and for radiology applications.

Numerous companies are seeking to improve the formulation of drugs, including efforts to improve the dissolution of hydrophobic drugs which efforts could compete with our HDDS technology. For example, AI-850, our reformulation of paclitaxel, if approved for marketing and sale, will also face intense competition. We are aware of companies, such as American Pharmaceutical Partners, NeoPharm and Sonus Pharmaceuticals that are applying significant resources and expertise to developing reformulations of paclitaxel for intravenous delivery that will compete with our current product candidate. In early 2005, American Pharmaceutical Partners received FDA approval for and is marketing their product, Abraxane. None of these other reformulations has received approval from FDA. Other companies, such as Cell Therapeutics, are developing new chemical entities that involve paclitaxel conjugated, or chemically bound, to another chemical. None of these new chemical entities have received final approval from FDA. In addition, a number of companies have developed technology for delivering hydrophobic drugs. Cardinal Health, CyDex and Elan have created formulations of hydrophobic drugs that have been approved by FDA.

Efforts by companies to improve the formulation drugs could result in competition for our PDDS technology. As a result, AI-128, our initial sustained release formulation of an asthma drug or other product candidates utilizing our PDDS technology, if approved for marketing and sale, will also face intense competition. Companies such as Alkermes possess technology that may be suitable for sustained release pulmonary drug delivery and may have competitive programs that have not been publicly announced or may decide to begin such programs in the future. We are not aware of any other company currently in human clinical development of a sustained release version of the asthma drug that is currently the subject of our research and development efforts. In addition, many asthma drugs are marketed by large pharmaceutical companies with much greater resources than us. These companies may be developing sustained release versions of their asthma drugs that would compete with our sustained release product candidate.

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

Employees

As of March 2, 2007, we had 116 full-time employees, including 93 in research and development and 23 in general and administrative. Fourteen of our employees have M.D.s and/or Ph.D.s. From time to time, we also employ independent contractors to support our engineering and administrative organizations. None of our employees are represented by a collective bargaining unit and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Organization and Trademarks

We were organized as a Delaware corporation on July 12, 1993.

We have trademarks in the United States and other countries, including “Acusphere”, “Imagify”, “HDDS” and “PDDS” and our logo.

This Annual Report on Form 10-K also contains the trademarks and trade names of other entities that are the property of their respective owners.

Financial Information

The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.

Available Information

Our website is available at www.acusphere.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports on our website as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission. Information posted on our website is not incorporated by reference in this Annual Report on Form 10-K

ITEM 1A. RISK FACTORS

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

We are focused on product development and we have not generated any revenue from commercial sales of our products to date. We have incurred losses each year of our operations. In 2006, we had a net loss available to holders of common stock of $63.5 million. At December 31, 2006 we had an accumulated deficit of $281.1 million. We expect our research and development, general and administrative and sales and marketing expenses will increase over the next several years.

We expect to continue to incur losses and capital expenditures for the foreseeable future. We also anticipate cash outflow from debt repayment and payment of other obligations, including dividends payable on our outstanding shares of 6.5% convertible exchangeable preferred stock. We believe, based on our operating plans, that our existing resources are adequate to fund our planned operations through 2007, or beyond twelve months if we elect to reduce our rate of spending. Based on our plans, we will require significant additional capital to fund our operations, including developing products, conducting clinical trials, achieving regulatory approvals, qualifying commercial manufacturing space and, subject to regulatory approval, commercially launching Imagify, or other product candidates under development or future product candidates. We may raise this additional capital through public or private sales of equity, or from borrowings, or from strategic partners.

As a result of our limited capital resources, we may elect to delay the funding of certain development activities, including those leading to the submission of our NDA for Imagify, which would result in a delay in the commercialization of Imagify. Any such delay in the submission of an NDA or commercialization of Imagify would have a material adverse impact on our business and would likely have a material adverse effect on the market price of our common stock. To address our capital needs, we may elect to raise funds through public or private sales of equity or from borrowings or from strategic partners. Additional equity financing, if available, may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business; and strategic partnerships, if available, may result in royalties or other terms which reduce our economic potential from products under development. In addition, third parties may attempt to acquire us at valuations our board of directors or stockholders may not find attractive. If our capital resources are not sufficient to fund our planned operations for a twelve month period at the time the audit for our 2007 financial results is complete, our auditor may include in its audit report, to be included in our annual report on Form 10-K, an explanatory paragraph regarding substantial doubt relating to our ability to continue as a going concern. Any such qualification of the report of our auditors may have a material adverse effect on our ability to raise capital and may have a material adverse effect on the market price of our common stock.

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

As of March 2, 2007, we had approximately $21.8 million in aggregate principal indebtedness outstanding related to capital lease obligations, notes payable, and other long-term obligations. As of March 2, 2007, we had outstanding 730,000 shares of our 6.5% convertible exchangeable preferred stock, which shares accrue cumulative cash dividends at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. These payments will:

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

We must receive regulatory approval of each of our product candidates before we can commercialize or sell that product candidate. The pre-clinical laboratory testing, formulation development, manufacturing and clinical trials of any product candidates we develop independently or in collaboration with third parties, as well as the distribution and marketing of these product candidates, are regulated by numerous federal, state and local governmental authorities in the United States, principally FDA, and by similar agencies in other countries. The development and regulatory approval process takes many years, requires the expenditure of substantial resources, is uncertain and subject to delays, and could thus delay our receipt of revenues, if any, from any of our product candidates.

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

The data obtained from pre-clinical and clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. We cannot assure you that our Phase 3 plan for Imagify will successfully address the requirements of FDA or that the results of the Phase 3 program will establish the safety and efficacy of Imagify sufficiently for us to obtain regulatory approval. In addition, in conjunction with approving products, it is common for regulatory agencies to impose limits on how such products can be used and marketed. We anticipate that if and when Imagify and other product candidates are approved that the initial use and marketing of these products may be limited at least until such time as we conduct additional clinical studies or information otherwise becomes available to address the underlying reasons for such limits.

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

In particular, failure to obtain approval or failure to achieve the clinical endpoints in our RAMP-2 trial could result in substantial delays in obtaining approval for our lead product candidate, Imagify, would delay our receipt of product revenues and would have a material adverse affect our business, financial condition and results of operations. Our stock price would also be materially adversely affected.

We did not achieve one of the primary clinical endpoints in our RAMP-1 trial and we cannot assure you that our RAMP-2 trial results will achieve all, or any, of it primary clinical endpoints.

We cannot assure you that our training efforts following RAMP-1 will enable the ultrasound blinded readers to achieve the sensitivity endpoint in RAMP-2 or that efforts to increase sensitivity will not result in failure of ultrasound blinded readers to achieve the specificity or accuracy endpoints. In addition, while it is possible that Imagify could receive regulatory approval without achieving all of the primary clinical endpoints for our Phase 3 clinical trials, we can provide no assurance that such approval will be achieved without significant delays, the need for additional clinical trials, without narrowing the potential indication for use of Imagify or that it will be approved at all. Failure to obtain approval or failure to achieve the clinical endpoints in our RAMP-2 trial could result in substantial delays in obtaining approval for our lead product candidate, Imagify, would delay our receipt of product revenues and would have a material adverse affect our business, financial condition and results of operations. Our stock price would also be materially adversely affected.

Adverse events are likely to be encountered in our clinical trials and these events could delay, limit or prevent regulatory approval.

Many of the patients in our Imagify clinical trials have coronary artery disease. As part of our Imagify clinical trials, patients are exposed to potential safety risks associated with a stress test, including risks associated with a pharmacological stressor, and Imagify. Given the nature of the Imagify clinical trials, including the cumulative administration of Imagify to larger numbers of at-risk patients and administering Imagify to patients with coexisting disease, adverse events are expected to be encountered during the clinical trials. Adverse events are also likely to be encountered in clinical trials for our other products, which clinical trials may also include at-risk patients. When significant adverse events are detected and these events are attributable to our products, such events could delay, limit or prevent regulatory agency approval.

Our collaborative partners may not obtain regulatory approvals in other countries, which may have an adverse effect on our business ..

We cannot be certain that we or our partners will obtain any regulatory approvals in other countries and the failure to obtain these approvals would have a material adverse affect on our business, financial condition and results of operations. In order to market our products outside of the United States, we and our current, and potential future, collaborative partners must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. The approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with obtaining FDA approval detailed above. Approval by FDA does not ensure approval by the regulatory authorities of other countries. In addition, many countries outside the United States require a separate review process prior to marketing to determine whether their national health insurance schemes will pay for newly approved products, as well as the price which may be charged for a product.

We may need to enroll more patients in future clinical trials, and any such additional enrollment would require additional expenditures, which may be material, and would likely result in a delay of our submitting an NDA with the FDA for Imagify.

Estimations of the number of patients needed to enroll in RAMP-2 in order to achieve statistical significance were based on a variety of factors, including our understanding and analysis of previous trial data for Imagify, our ongoing discussions with FDA and our own knowledge and past experience in these and similar matters. These estimates are subject to risks and uncertainties, and there can be no assurance that our estimates will prove to be correct, or if additional clinical trials will be required to statistically demonstrate the safety and efficacy of Imagify. Continued discussions with FDA could lead to other changes, including changes relating to our Phase 3 program and statistical analysis plans. How, when, or if the matters being discussed are resolved may affect whether Imagify is approved for the indication that we are seeking, the timing of such approval, or whether Imagify is approved at all. These discussions could also lead to delays in the timing of the unblinding of the data from our RAMP-2 clinical trial and therefore, the public announcement of results from that trial. We may also encounter delays if the reading of images by the “blinded readers” in our RAMP-2 trial is not promptly completed, which delay could be caused by a variety of factors including time availability of the blinded readers. Any such delays will likely result in increased costs, which may be material and would likely have a harmful effect on our financial position and results of operations. The market price of our common stock may also be materially adversely affected in response to any such delays.

If we cannot raise additional capital on acceptable terms, we may be unable to complete planned clinical trials, obtain regulatory approvals or commercialize our product candidates.

We will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, marketing and sales capabilities. Our future capital requirements will depend on many factors, including the:

•       progress of pre-clinical development and laboratory testing and clinical trials;

•       timing of construction and size to which we expand our manufacturing capabilities;

•       time and costs involved in obtaining regulatory approvals;

•       number of product candidates we pursue;

•       costs involved in filing and prosecuting patent applications and enforcing or defending patent claims; and

•       establishment of selected strategic alliances and activities required for product commercialization.

We may seek additional funding through strategic collaborations or through private or public sales of our securities or by licensing all or a portion of our technology. This funding may significantly dilute existing stockholders or may limit our rights to our technology.

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

•       terminate or delay qualification of our commercial manufacturing facility and/or

•       terminate or delay development of one or more of our product candidates, including Imagify, and discontinue operations of all or a portion of our operations.

Our products, if approved, may fail to achieve market acceptance.

There can be no assurance that any products we successfully develop, if approved for marketing, will achieve market acceptance or generate significant revenues. Each of our product candidates is intended to replace or alter existing therapies or procedures, and hospitals, physicians or patients may conclude that these products are less safe or effective or otherwise less attractive than these existing therapies or procedures. For example, our lead product candidate, Imagify, is a cardiovascular drug for use in ultrasound imaging procedures which will compete with existing nuclear imaging and cardiac ultrasound.

Hospitals, physicians or patients may prefer these existing procedures to Imagify-enhanced cardiac stress ultrasound imaging. If our products do not receive market acceptance for any reason, it would adversely affect our business, financial condition and results of operations. In such event, we may elect to conduct additional clinical trials designed to demonstrate the effectiveness of Imagify in circumstances not studied in our Phase 3 clinical trials. Any such studies will likely be expensive and time consuming. Further, our competitors may develop new technologies or products that are more effective or less costly, or that seem more cost-effective, than our products. We can give no assurance that hospitals, physicians, patients or the medical community in general will accept and use any products that we may develop.

We have never manufactured any of our product candidates in commercial quantities, and if we fail to develop an effective manufacturing capability for our products, including our lead product candidate Imagify, we may be unable to commercialize these products.

We have no experience in manufacturing our products for commercial use and limited experience in designing equipment for the manufacture of our products. We are working to start-up and qualify operations at a commercial manufacturing facility in Tewksbury, Massachusetts and to demonstrate that we can produce Imagify at a commercial manufacturing scale prior to our filing of a NDA for Imagify and, subject to required regulatory approvals, we intend to manufacture Imagify in this facility for commercial use. We can not assure you that we will be able to obtain the necessary regulatory approvals for such commercial manufacture, at all or in a timely or economical manner. Our intention to manufacture Imagify or other products exposes us to the following risks, any of which could delay or prevent the approval of our products by FDA or corresponding state and foreign agencies, or the commercialization of our products, or result in higher costs or inability to meet demand for Imagify leading to potential revenue loss, and any of which would have a material adverse impact on our business, financial condition and results of operations.

•       Manufacturers are obliged to manufacture in highly controlled environments and to operate in accordance with FDA and international mandated current good manufacturing practices, or cGMPs. For our clinical trials we have relied on contract manufacturers for such facilities and cGMP compliance. Creation and qualification of a commercial manufacturing environment requires significant expertise and capital resources, including the development of advanced manufacturing techniques and process controls and is subject to local and state planning approvals. Manufacturers of pharmaceutical products often encounter difficulties in constructing and qualifying new manufacturing facilities and in production, especially in scaling-up initial production. A failure to establish and follow cGMPs and to document adherence to such practices may lead to significant delays in the availability of material for our NDA filing or commercial production for Imagify and may delay or prevent filing or approval of marketing applications for our products or the ability to continue to manufacture the products. Certain of these delays would further require us to continue to operate this facility and incur related costs.

•       Manufacture of our product candidates, in preparation for filing a NDA and for commercial production, will each initially require and rely on a single commercial manufacturing site, directly or through a contract manufacturer, without the backup of a second site that is qualified for commercial manufacture of the product. Qualification of another manufacturing site can be expensive and time consuming. Prior to using product from a new manufacturing site, we must demonstrate to FDA and corresponding state and foreign agencies that the specifications for the product are consistent with the specifications for the product as it was manufactured at a prior qualified site or we must clinically or otherwise demonstrate that the safety and efficacy of the product produced in the new manufacturing site is consistent with the product as it was manufactured at the prior site. Demonstrating such consistency may be difficult, expensive or time consuming. In addition, before we would be able to produce product for commercial use at a new facility, it will have to undergo a pre-approval inspection by FDA and corresponding state and foreign agencies. Once approved, drug manufacturers are subject to ongoing periodic unannounced inspection by FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. Failure to maintain compliance with cGMP or with safety or environmental regulations could result in penalties, product recalls or restrictions on the use of the manufacturing site.

We have a single manufacturing facility. This facility and the manufacturing equipment we use to produce Imagify would be difficult to replace and could require substantial lead-time to repair or replace in the event of a regulatory, manufacturing, catastrophic event or similar problem. In such event, we would be forced to rely on third-party manufacturers and there would likely be substantial delay before we would be able to restart production. Although we possess insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses, including potential damage to our reputation, and may not continue to be available to us on acceptable terms, or at all. In addition, future growth may outpace our manufacturing capacity, in which event we would need to locate, obtain and build-out additional space. New or alternative facilities may not be available to us on acceptable terms. Even if we are able to identify such new or alternative facilities, we may incur additional costs and we may experience a disruption in the supply of our products until those facilities are available.

Failure to manufacture our products in commercial quantities could damage our European partnership

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

To date our product candidates have been manufactured in small quantities for pre-clinical and clinical trials. If any of these product candidates are approved by FDA or foreign regulatory authorities for commercial sale, we will need to manufacture them in larger quantities. For Imagify, it is our intention to seek regulatory approval after we have demonstrated that we can manufacture Imagify at a larger batch scale than is being used for clinical trial materials. Manufacturers often encounter difficulties in achieving volume production, quality control and quality assurance. Accordingly, we might not be able to manufacture sufficient quantities of drugs to meet our clinical schedules or to commercialize our products. We cannot assure you that we will be able to successfully increase the manufacturing capacity or manufacture at a larger batch scale, whether on our own or in collaboration with third party manufacturers, for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require certain additional validation studies, which FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply of that product candidate. Our product candidates require precise, high-quality manufacturing. Our failure to achieve and maintain these high manufacturing standards, including controlling the incidence of manufacturing errors and maintaining reliable product packaging for diverse environmental conditions, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

Our commercial manufacturing facility in Tewksbury, Massachusetts is designed to meet our estimated initial commercial demand for Imagify. The facility is being initially equipped to run one production line. In order to support greater production capacity, this production line is designed to support a larger lyophilizer (pharmaceutical freeze dryer which can be operated under sterile conditions) in addition to the one that has been initially installed. Purchasing, installing and qualifying manufacturing equipment, such as a lyophilizer, typically requires significant lead times and temporary discontinuation of production. Also in the future we may need to add additional production lines at the Tewksbury, Massachusetts site or elsewhere to meet potential commercial demand for Imagify. We have made no commitment to such additions at this time. The cost of such additions can be significant. There can be no assurance that our capacity estimates will be achieved. Any such additions would increase our operating spending, increase our capital requirements and reduce our resources available for development activities.

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

If third-party manufacturers of our products candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials may be delayed and our costs may rise.

We may rely substantially on third-party contract manufacturers to supply, store and distribute our product candidates for our clinical trials and other development needs. Our reliance on these third-party manufacturers will expose us to the following risks, any of which could delay or prevent the completion of our clinical trials, the approval of our products by FDA, or the commercialization of our products, result in higher costs, or deprive us of additional product candidates, and any of such effects would have a material adverse impact on our business, financial condition and results of operations.

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

•       For production of clinical trial material for each of our current product candidates we will initially rely on a single manufacturer. Changing these or future manufacturers may be difficult and the number of potential manufacturers is limited. Changing manufacturers may require re-validation of the manufacturing processes and procedures in accordance with FDA-mandated cGMPs. Such re-

validation may be costly and time-consuming. It may be difficult or impossible for us to find replacement manufacturers on acceptable terms quickly, or at all.

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

Drug manufacturers are subject to ongoing periodic unannounced inspection by FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. While we are obligated to audit the performance of third party contractors, we do not have control over our third-party manufacturers’ compliance with these regulations and standards. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

Materials necessary to manufacture our products may not be available, which may delay our development and commercialization activities.

Only a few facilities manufacture some of the raw materials necessary to manufacture our products. If we need to purchase a raw material that is in limited supply for our clinical trials, or for commercial distribution if we obtain marketing approval of a product candidate, we cannot assure you that one or more suppliers would be able to sell us that raw material at the time we need it and on commercially reasonable terms. If we change suppliers for any of these materials or any of our suppliers experiences a shutdown or disruption in the facilities used to produce these materials, due to technical, regulatory or other problems, it could harm our ability to manufacture our products or receive regulatory approval.

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

We depend on the principal members of our scientific and management staff. The loss of these principal members’ services might significantly delay or prevent the achievement of research, development or business objectives and could materially adversely affect our business, financial condition and results of operations. We do not maintain key person life insurance on any of these principal members. We have entered into executive employment agreements with key members of the management team that provide for compensation and other benefits in the event these persons are terminated other than for cause, including in connection with a “change of control” of Acusphere.

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

•       Imagify, our cardiovascular drug and lead product candidate, if approved for marketing and sale, will compete with nuclear stress tests, the current standard of care in myocardial perfusion imaging. Nuclear contrast agents that are approved for use in myocardial perfusion imaging include products marketed by GE Healthcare and Bristol-Myers Squibb. In 2005, the reimbursement rate of a nuclear stress test was approximately $800 per procedure. In addition, GE Healthcare and Bristol-Myers Squibb have developed and marketed ultrasound contrast agents that have been used for Left Ventricular Opacification, or LVO, and Endocardial Border Delineation, or EBD, in patients with suboptimal images. No ultrasound contrast agent has been approved by FDA for use in myocardial perfusion imaging using cardiac ultrasound. However, we are aware of other companies that are or may be developing ultrasound contrast agents for use in cardiac ultrasound. CardioSphere, which is being developed by Point Biomedical Corporation, is an ultrasound contrast agent for the assessment of myocardial perfusion. In 2006, it was reported that Point Biomedical Corporation, in order to potential gain regulatory approval for CardioSphere, must design and commence new Phase 3 clinical trials. In addition, some companies have ultrasound contrast agents that are FDA approved for LVO and EBD in patients with suboptimal images or are in development. In the future, these companies may seek to broaden their indications to include myocardial perfusion assessment. These FDA-approved agents include Optison, which is marketed by GE Healthcare and Definity, which is marketed by Bristol-Myers Squibb. SonoVue is an ultrasound contrast agent marketed in Europe by Bracco for LVO and EBD and for radiology applications.

•       AI-850, our reformulation of paclitaxel, if approved for marketing and sale, will also face intense competition. We are aware of companies, such as American Pharmaceutical Partners, NeoPharm and Sonus Pharmaceuticals that are applying significant resources and expertise to developing reformulations of paclitaxel for intravenous delivery. In early 2005, American Pharmaceutical Partners received FDA approval for and is marketing their product. None of these other reformulations has received approval from FDA. Other companies, such as Cell Therapeutics, are developing new chemical entities that involve paclitaxel conjugated, or chemically bound, to another chemical. None of these new chemical entities have received final approval from FDA. In addition, a number of companies have developed technology for delivering hydrophobic drugs. Cardinal Health, CyDex and Elan have created formulations of hydrophobic drugs that have been approved by FDA.

•       AI-128, our initial sustained release formulation of an asthma drug, if approved for marketing and sale, will also face intense competition. Companies such as Alkermes possess technology that may be suitable for sustained release pulmonary drug delivery and may have competitive programs that have not been publicly announced or may decide to begin such programs in the future. We are not aware of any other company currently in human clinical development of a sustained release version of the asthma drug that is currently the subject of our research and development efforts. In addition, many asthma drugs are marketed by large pharmaceutical companies with much greater resources than us. These companies may be developing sustained release versions of their asthma drugs that would compete with our sustained release product candidate.

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

If regulatory approval of a product is granted, such approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly, post-marketing follow-up studies. As to products for which marketing approval is obtained, the manufacturer of the product and the manufacturing facilities will be subject to continual review and periodic inspections by FDA and other regulatory authorities. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will remain subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or the manufacturer, including withdrawal of the product from the market. We may be slow to adapt, or we may never adapt, to changes in existing requirements or adoption of new requirements or policies.

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

In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us before or after FDA or other regulatory agencies approve any of our proposed products for marketing. While we cannot predict the likelihood of any of these legislative or regulatory proposals, if any government or regulatory agencies adopt these proposals they could materially adversely affect our business, financial condition and results of operations.

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

We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, and we spent approximately $34,000 during the twelve months ended December 31, 2006 to dispose of these hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

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

We have on file with the SEC a universal shelf registration statement on Form S-3 (Registration No. 333-134263) and a universal shelf registration statement on Form S-3 (Registration No. 333-123854), which provide for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability of approximately $33.1 million and $27.3 million, respectively, net of financing amounts previously executed under these registration statements and amounts reserved for up to $30.0 million in potential financing under the equity line of credit arrangement we entered into in August 2006 with Azimuth Opportunity, Ltd. The SEC declared the shelf registration statements effective on June 1, 2006 and April 15, 2005, respectively. Subject to market conditions and our capital needs, and so long as we are then eligible to use the registration statements under SEC rules, we may again seek to use any remaining availability under the shelf registration statements by making an offering of securities covered for sale under the registration statements. In addition, we may amend our shelf registration statements or file a new shelf registration statement to increase our potential access to capital. The addition of these securities into the market may be dilutive to existing stockholders and have an adverse effect on the price of our securities.

If we sell shares of our common stock under our equity line of credit arrangement , then the price of our securities may be negatively affected.

In August 2006, we entered into what is sometimes termed an equity line of credit arrangement with Azimuth Opportunity Ltd. The arrangement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $30.0 million of our common stock, or up to approximately 7.6 million shares of common stock, whichever occurs first, over the 18-month term of the agreement. From time to time during the term of the agreement, and at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase our common stock. The per share purchase price for these shares will equal the daily volume weighted average price of the common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3.875% to 5.875%, based on the volume weighted average price of the common stock. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Azimuth under this agreement. The sale of shares under this equity line will be dilutive to existing stockholders and may have an adverse effect on the price of our securities.

Our significant equity holders may have conflicts of interests with us or you in the future.

As of March 2, 2007, and based on information provided to us by such entities: the Endowment Capital Group LLC and its affiliates beneficially own approximately 9% of our outstanding common stock; Bank of America Corporation and its affiliates beneficially own approximately 8% of our outstanding common stock; Quaker Capital Management Corporation and its affiliates beneficially own approximately 7% of our outstanding common stock; Deutche Bank AG and its affiliates beneficially own approximately 6% of our outstanding common stock; and the Baupost Group LLC beneficially owns approximately 5% of our outstanding common stock. Collectively these investors will control approximately 35% of our outstanding common stock. These investors, particularly if they were to act together as a concentrated group, could exert influence over the election of our directors, direct our policies and operations, including future issuances of common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and entering into of extraordinary transactions, and their interests, as a concentrated group, may not in all cases be aligned with your interests. This concentration of ownership among a small number of investors may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

Our common stock is junior to our preferred stock with respect to the right to receive payments in the event of a dissolution, liquidation or winding up of Acusphere.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of March 2, 2007, 730,000 of these shares of preferred stock are outstanding. The preferred stock is senior to the common stock as to liquidation. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders.

Acusphere could  be the subject of securities class action litigation due to future stock price volatility.

In the past, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. The market price of our common stock has been historically volatile and may remain volatile. Such volatility in our stock price could result in shareholder litigation against us. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of March 2, 2007, we have approximately 38,101,913 shares of common stock outstanding and 730,000 shares of convertible preferred stock outstanding that are convertible into approximately 5.3 million shares of our common stock, plus up to a maximum of approximately 0.9 million additional shares of our common stock issuable at our option in satisfaction of the maximum dividend make-whole payment on these shares of preferred stock. All of the shares of common stock issuable upon conversion of our preferred stock will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

The terms of our outstanding shares of preferred stock may restrict our ability to raise additional capital or hamper or prevent an acquisition of us.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of March 2, 2007, 730,000 of these shares of preferred stock are outstanding. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders. Without the vote or consent of the holders of at least a majority of the shares of preferred stock, we can not authorize or sell any equity security that ranks senior to the preferred stock as to dividends or distributions of assets upon liquidation, dissolution or winding up of Acusphere. As a result of this liquidation preference, it may be difficult for us to raise additional capital through the sale of common stock or junior preferred stock on acceptable terms, or at all.

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

In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of March 2, 2007, 730,000 of these shares of preferred stock are outstanding. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December, commencing June 1, 2005. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments. If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our board of directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the preferred stock, voting separately as a class with holders of preferred stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected. These directors will be appointed to classes on the board as determined by our board of directors. These voting rights will terminate when we have declared and either paid or set aside for payment all accrued and unpaid dividends. The terms of office of all directors so elected will terminate immediately upon the termination of these voting rights.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our primary offices and laboratory facilities are located in one 47,500 square foot facility located in Watertown, Massachusetts. We lease the space in this facility under a ten year, six month operating lease that expires in June 2012. We anticipate that we may need additional office space prior to the launch of Imagify primarily to support planned increases in sales and marketing personnel.

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. This lease has a five year, nine month term with options to extend the lease for up to two additional five-year terms at predetermined rental rates. We intend to demonstrate that we can produce Imagify at a commercial manufacturing scale prior to our filing of an NDA for Imagify and, subject to required regulatory approvals, we intend to manufacture Imagify in this facility for commercial use.  In late 2005 we substantially completed the build-out of this facility and commenced startup activities relating to the manufacturing equipment installed at the site. In early 2006 we completed commissioning of the manufacturing equipment and utilities within the facility, in mid-2006 we produced full commercial scale development batches of Imagify in this facility and in late 2006 we substantially completed all installation qualification,or IQ, and operational qualification, or OQ, requirements relating to the equipment and utilities initially needed for this facility Remaining steps  the qualification of the manufacturing facility include; process qualification; aseptic validation,  and completion of product stability testing. All such qualification activities need to be completed under cGMPs. Data from the production of Imagify under cGMPs is intended to be part of our NDA submission of Imagify. Based upon our current plans, we expect to complete this qualification phase in time to support a NDA submission in the fourth quarter of 2007.

Although the manufacturing facility is built-out and equipped and IQ’s and OQ’s are substantially complete, considerable work and testing remain to be completed before this facility is qualified. We cannot assure you that we will not encounter complications in the qualification of operations in this facility, which complications could add additional costs or delay our submission of a NDA for Imagify.

We believe that our existing facilities, subject to the successful qualification of the commercial manufacturing facility in Tewksbury, Massachusetts, are adequate to meet our current and initial commercial requirements and that suitable additional space will be available as needed.

ITEM 3.                LEGAL PROCEEDINGS

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on The NASDAQ Global Market under the symbol “ACUS.” The following table sets forth the high and low closing prices for our Common Stock as reported on The NASDAQ Global Market for the periods indicated, as adjusted to the nearest cent.

	High	Low
Year Ending December 31, 2007:
First quarter (through March 2, 2007)	$2.93	$2.44
Year Ended December 31, 2006:
Fourth quarter	$3.78	$2.35
Third quarter	$4.21	$2.40
Second quarter	$7.20	$2.99
First quarter	$6.69	$5.42
Year Ended December 31, 2005:
Fourth quarter	$5.57	$4.82
Third quarter	$6.20	$4.95
Second quarter	$5.55	$4.05
First quarter	$6.30	$5.12

On March 2, 2007, the last reported sale price of our common stock on The NASDAQ Global Market was $2.73 per share. As of March 2, 2007, there were approximately 133 holders of record of our common stock, excluding multiple beneficial holders at depositories, banks and brokers included as a single holder in the single “street” name of each respective depository, bank or broker.

Dividend Policy

We have never declared or paid a cash dividend on our common stock, and we currently do not anticipate paying any cash dividends on our common stock in the foreseeable future.

In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments. In 2006 and 2005, we paid $2.4 million and $2.2 million, respectively, in cash dividends on the then outstanding shares of our preferred stock.

As of March 2, 2007, there were 730,000 shares of our preferred stock outstanding. In February 2007, our board of directors declared a quarterly dividend in the amount of $0.8125 per share of preferred stock, or $593,000 in aggregate, which was paid on March 1, 2007, to the holders of record as of the close of business on February 15, 2007.

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

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans; such information is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The stock performance graph set forth below compares percentage change in the cumulative total stockholder return on our Common Stock during the period from October 8, 2003 through December 31, 2006, with the cumulative total return on the (i) the NASDAQ Stock Market Global Market Index (“NASDAQ U.S. Index”) and (ii) the group consisting of 251 corporations in our Standard Industrial Classification (SIC) Code 2834—Pharmaceutical Preparations (“Peer Group Index”). The comparison assumes $100 was invested on October 8, 2003 in our Common Stock, the NASDAQ U.S. Index and the Peer Group Index and assumes reinvestment of dividends, if any. In this year’s graph, the NASDAQ Composite Index replaces the NASDAQ Stock Market (U.S. Companies) Index, which we have used in prior years, because NASDAQ retired the NASDAQ Stock Market (U.S. Companies) Index in July 2006 and it is no longer available.

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company Name / Index	12/31/03	12/31/04	12/31/05	12/31/06
ACUSPHERE, INC.	-37.29	-30.18	-12.89	-54.31
NASDAQ U.S. INDEX	5.65	8.83	2.13	9.87
PEER GROUP	9.54	-1.00	7.15	12.93

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name / Index	10/8/03	12/31/03	12/31/04	12/31/05	12/31/06
ACUSPHERE, INC.	100	62.71	43.79	38.14	17.43
NASDAQ U.S. INDEX	100	105.65	114.97	117.42	129.00
PEER GROUP	100	109.54	108.44	116.20	131.22

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

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$—	$—	$1,714	$3,429	$1,781
Operating Expenses:
Research and development(1)	14,460	14,818	25,976	42,159	52,445
General and administrative(1)	5,186	4,890	6,165	7,446	11,615
Total operating expenses	19,646	19,708	32,141	49,605	64,060
Equity in loss of joint venture	(1,183)	—	—	—	—
Interest and other income (expense), net	(1,067)	(2,215)	468	1,551	1,190
Net loss	(21,896)	(21,923)	(29,959)	(44,625)	(61,089)
Accretion of dividends and offering costs on preferred stock	(6,666)	(5,948)	—	(2,419)	(2,381)
Net loss available to common stockholders	$(28,562)	$(27,871)	$(29,959)	$(47,044)	$(63,470)
Net loss available to common stockholders per share—Basic and diluted	$(35.39)	$(6.66)	$(1.92)	$(2.49)	$(2.30)
Weighted average shares outstanding—Basic and diluted	807	4,188	15,603	18,897	27,599

(1) Includes stock based compensation as follows:

Research and development	$915	$590	$356	$199	$1,102
General and administrative expenses	1,280	717	584	375	1,535
	$2,195	$1,307	$940	$574	$2,637

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$7,992	$54,562	$45,180	$51,112	$59,750
Working capital	2,899	50,931	34,142	31,011	38,266
Total assets	13,367	58,924	62,003	95,839	94,822
Long-term liabilities	1,726	205	2,503	14,601	9,381
Redeemable convertible preferred stock	91,467	—	—	—	—
Total stockholders’ (deficit) equity	(85,348)	54,375	45,509	57,417	58,449

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

Forward-looking statements include, but are not limited to: our plans to develop and market new products and the timing of these development programs, in particular the timing of clinical trials and regulatory milestones for Imagify; our clinical development of product candidates, clinical trials and our ability to obtain and maintain regulatory approval for our product candidates; our ability to qualify a commercial manufacturing facility for Imagify; our estimates regarding our capital requirements and our needs for additional financing; our estimates of expenses and future revenues and profitability; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract collaborators with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate collaborations, license agreements and other collaborative efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the manufacturing capacity for our product candidates.

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

Overview

We are a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using our proprietary porous microparticle technology. We are focused on developing proprietary drugs that can offer significant benefits such as improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. Our lead product candidate Imagify™ (perflubutane polymer microspheres, formerly known as AI-700) is a cardiovascular drug in Phase 3 clinical development for the detection of coronary artery disease, the leading cause of death in the United States. We also have demonstrated that our technology can improve the formulation of hydrophobic drugs and asthma drugs.

Our proprietary technology enables us to control the size and porosity of particles, including nanoparticles and microparticles, in a versatile manner, so we can customize the particles to address the delivery needs of a variety of drugs. We are focused on creating porous microparticles that are smaller than red blood cells. Some of these microparticles are nanoparticles which are smaller than 1 micron. Small microparticles are important for delivering drugs intravenously so that they can pass through the body’s smallest blood vessels, for increasing the surface area of a drug so that the drug will dissolve more rapidly, and for delivering drugs to the lung via inhalation. Porosity is important for entrapping gases in microparticles, for controlling the release rate of the drug from a microparticle, and for targeting inhaled drugs to specific regions of the lung.

We have incurred significant operating losses to develop our product candidates and we anticipate continuing to incur significant operating losses in the coming years. In particular, we expect to incur significant additional expenses and experience other significant capital requirements to conduct our Phase 3 clinical program for Imagify and to complete the build-out and qualification of a manufacturing facility for the initial commercial manufacture of Imagify. Since our inception, we have funded our operations primarily through private and public placements of equity securities, equipment-backed financings and other debt financings.

Imagify Phase 3 Clinical Trial

Our Phase 3 clinical plan provides for a two-part program consisting of a pilot phase, under which new investigators and blinded readers have been qualified and trained, and two independent multi-center pivotal trials. These two pivotal trials, previously referred to as the “32” and “33” trials, have been re-named RAMP-1 and RAMP-2, respectively. “RAMP” stands for Real-time Assessment of Myocardial Perfusion with echocardiography. Clinical investigators were qualified in the pilot phase on a rolling basis. The pilot phase was completed in 2005. Clinical investigators in the Phase 3 pivotal studies are located at clinical sites in North America, Europe and Australia. Data from the Phase 3 pivotal studies are intended for submission to U.S., European, and potentially other regulatory authorities.

The Pivotal Trials.   The Phase 3 pivotal studies are designed to demonstrate that Imagify-enhanced cardiac stress ultrasound is non-inferior to nuclear stress testing. Clinical sites that participated in these studies were primarily in the U.S. and Europe. All patients enrolled in these studies received an Imagify-enhanced cardiac stress ultrasound. Most of these patients also received a nuclear stress test. The Imagify-enhanced cardiac stress ultrasound images and the nuclear stress images resulting from these studies are forwarded by the clinical sites to an independent clinical research organization where all information about the patients, other than what is shown by the images themselves, is removed. Because all such patient information is removed from the images, evaluators of the images are referred to as “blinded readers”. Images produced by Imagify-enhanced stress echo are evaluated by echocardiologists, who we refer to as ultrasound blinded readers. Images produced by nuclear stress tests are evaluated by nuclear cardiologists, who we refer to as nuclear blinded readers.

A truth standard defines which patients have disease and which patients are normal, and serves as the basis for quantifying the performance of the ultrasound blinded readers and the performance of the nuclear blinded readers. Non-inferiority is determined by comparing the performance of the ultrasound blinded read relative to the nuclear blinded read.

Non-inferiority of Imagify-enhanced cardiac stress ultrasound relative to nuclear stress is evaluated in three ways, which are the primary endpoints of the pivotal trials. First, non-inferiority is evaluated in all patients. We define “accuracy” as a measure of the percentage of patients in which the test is correct relative to the truth standard. Next, non-inferiority is evaluated in two different subsets of patients, those with disease and those without disease. We define “sensitivity” as a measure of the effectiveness of the test in assessing the presence of disease in the patients who have been shown by the truth standard as having coronary artery disease and “specificity” as a measure of the effectiveness of the test in assessing the absence of disease in the patients who have been shown by the truth standard to be free of coronary artery disease.

During the pivotal trials, we intentionally have no access to efficacy data. We do not publicly disclose results from a pivotal trial until after the trial is closed, quality control checks are completed, the database is locked, the data are revealed to us and we have had an opportunity to review and understand the data, including data regarding clinical outcomes and safety results. A total of 777 patients with known or suspected coronary artery disease have been enrolled in the Phase 3 pivotal trials.

RAMP-1 Trial.   320 patients were enrolled in the RAMP-1 clinical trial. Patients eligible for this trial had, in accordance with current clinical practice, been referred for a nuclear stress test. All RAMP-1 patients received an Imagify-enhanced cardiac stress ultrasound as well as a nuclear stress test. The truth standard in this trial was angiography, clinical outcome or clinical outcome with the unblinded evaluation of the nuclear stress test. The truth standard was angiography in 42% of patients.

In June 2006 we announced preliminary results of the RAMP-1 study. The accuracy and specificity results exceeded the criteria for success.  Three of three ultrasound blinded readers had statistically non-inferior accuracy to the nuclear blinded reader, whose accuracy was 70% (all p value <0.005).  Two of three ultrasound blinded readers had statistically superior specificity to the nuclear blinded reader, whose specificity was 63% (p value for both with respect to non-inferiority <0.001). The sensitivity results missed the criteria for success of the trial with one of three ultrasound blinded readers having statistical non-inferior sensitivity (p=0.002) to the nuclear blinded reader’s sensitivity of 78%. Based upon our review of the safety data from this trial, we believe Imagify was well tolerated. Greater than 99% of the images acquired from patients enrolled in the trial were evaluable.

The majority of adverse events, or AEs, reported were mild in intensity, transient, and resolved without residual effects. The most common AEs reported were headache, chest pain, nausea, flushing and dizziness and the majority of these AEs occurred following the administration of the dipyridamole pharmacologic stress agent prior to stress imaging. Serious adverse events, or SAEs, and dose discontinuation was experienced in four and five of 320 patients, respectively. All SAEs were non-life threatening, transient, and resolved without residual effects.

RAMP-2 Trial.   In June 2006 we completed the enrollment of 457 patients in this trial. Patients eligible for this trial had been referred for a coronary angiogram. All patients enrolled in this clinical trial received an Imagify-enhanced cardiac stress ultrasound. Approximately 420 patients also received a nuclear stress test for purposes of evaluation against the primary endpoints of this study. The truth standard for patients in this study is coronary angiography. As dictated by the trial design, all patients in this trial were evaluated for up to 30 days following the Imagify-enhanced cardiac stress ultrasound. Once all images have been read, and all patient data from the follow-up period and angiography data are collected, an independent third-party clinical research organization, on our behalf, will conduct quality control checks. These checks, which can take up to 90 days, are designed to ensure that all of the required information has been fully gathered and filed before locking the database. At that time, the data may be unblinded and made available to us for analysis.

In October 2006, we completed an initiative designed to train all of the ultrasound blinded readers in the RAMP-2 trial to increase their sensitivity while maintaining high accuracy. We continue to train the ultrasound blinded readers in an effort to assure that gains in sensitivity do not lower specificity below targeted levels. Based upon our findings from this training, we intend to have each of the RAMP-2 ultrasound blinded readers evaluate all images for the primary efficacy analysis of the RAMP-2 trial. Although this training and each of the other differences referred to above are intended to increase the likelihood of success for the RAMP-2 trial, we cannot assure you that the RAMP-2 results will meet or exceed the clinical endpoints. We currently expect that the results from RAMP-2 will be publicly available in the second quarter of 2007, and that the NDA submission will occur in the fourth quarter of 2007. No additional patients are expected to be enrolled in the RAMP-2 study.

Trial Design and Purpose.   We believe that Imagify-enhanced cardiac stress ultrasound has the potential to significantly reduce the time, cost and resources needed in the assessment of myocardial perfusion, compared to nuclear stress testing. Myocardial perfusion is blood flow to the heart muscle, a sensitive marker for coronary artery disease. There is no ultrasound contrast agent currently approved by

FDA for use in cardiac ultrasound of myocardial perfusion imaging. Based upon the endpoints described above, our RAMP-1 and RAMP-2 trials are designed to demonstrate non-inferiority of Imagify-enhanced cardiac stress ultrasound relative to nuclear stress testing. In April 2005, based in part upon feedback from FDA, we revised the statistical analysis plan on which we base our patient enrollment estimates for the Imagify Phase 3 clinical trials. Since that time we have continued discussions with FDA regarding trial design and our statistical analysis plan. As a result of our ongoing discussions with FDA, we may make further revisions. These discussions could lead to delays in the public announcement of the results from our RAMP-2 clinical trial and affect whether Imagify is approved for the indication that we are seeking, the timing of such approval or whether Imagify is approved at all.

The discussion of our training efforts in the RAMP-2 trial, and the estimates of and timing of blinded reads, data lock, data release and NDA submission in our Phase 3 trials reflect our current assumptions, based on our knowledge and experience and the guidance of our advisors. We cannot assure you that these timelines will be met, nor can we assure you that our estimates and assumptions will not change based upon ongoing regulatory feedback or that, when the RAMP-2 trial is completed, we will successfully achieve results that meet or exceed the clinical endpoints or that FDA will accept and approve our NDA once submitted.

Imagify Manufacturing Facility Update

Prior to filing an NDA for Imagify, we must demonstrate that we can successfully and repeatedly manufacture Imagify in compliance with current good manufacturing practices, or cGMPs, enforced by FDA and overseas regulatory agencies in the manufacturing facility that we intend to use to produce Imagify at commercial launch.

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. In late 2005, we substantially completed the build-out of this facility and commenced start-up activities relating to the manufacturing equipment installed at the site. In early 2006 we completed commissioning of the manufacturing equipment and utilities within the facility, in mid-2006 we produced full commercial scale development batches of Imagify in this facility and in late 2006 we substantially completed all Installation Qualification, or IQ, and Operational Qualification, or OQ, requirements relating to the equipment and utilities initially needed for this facility. Remaining steps to qualification of the manufacturing facility include; aseptic validation, process qualification and completion of product stability testing. All such qualification activities need to be completed under cGMPs. Data from the production of Imagify under cGMPs is intended to be part of our NDA submission of Imagify. Based upon our current plans, we expect to complete this qualification phase in time to support a NDA submission in the fourth quarter of 2007.

We believe that our existing facilities, subject to the successful qualification of the commercial manufacturing facility in Tewksbury, Massachusetts, are adequate to meet our current and initial commercial requirements and that suitable additional space will be available as needed. In support of our efforts to qualify our commercial manufacturing facility for Imagify, in February 2006, we and Nycomed agreed to amend the 2004 strategic collaboration agreement resulting in commitment by Nycomed to accelerate $1.8 million in payments to us in order to fund certain activities associated with the qualification of our manufacturing facility. During 2006 we received the full $1.8 million in payments from Nycomed.

Although the qualification of the commercial manufacturing facility has completed IQ’s and OQ’s, we cannot assure you that we will not encounter complications in the qualification of operations in this facility which complications could add additional costs or delay our filing of a NDA for Imagify.

European Collaboration Agreement

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed pursuant to which we granted Nycomed rights to develop and market Imagify in Europe. As part of the agreement, Nycomed has agreed to provide up to $70.0 million in license fees, research and development funding, and milestone payments, including $12.0 million in payments over the first two years, of which the final $1.0 million was paid to us in April 2006. The remaining $58.0 million in milestone payments are related to regulatory approvals and achievement of certain sales goals. In addition, Nycomed has agreed to pay us to manufacture Imagify for them and to pay us royalties on Nycomed’s sales of Imagify. Nycomed will be responsible for sales, marketing and the regulatory submissions required for marketing throughout its sales territory, which includes the member states of the European Union, as well as Russia/CIS and Turkey.

In October 2005, we and Nycomed agreed to amend the strategic collaboration agreement in order to accelerate $0.2 million in milestone payments to support activities associated with Imagify brand development, including related international trademark activities. In February 2006, we and Nycomed further amended the agreement to accelerate $1.8 million in milestone payments in order to fund certain activities associated with the qualification of our manufacturing facility, as discussed above. The payments received pursuant to these amendments are considered advances against a future milestone payment for a European regulatory filing, or Marketing Authorization Application, or MAA, and will be deducted from that milestone payment. Payments received under these amendments will be classified as deferred revenue until the MAA milestone is achieved, provided that the applicable revenue recognition criteria are met. As of December 31, 2006 we have received the entire $1.8 million in payments from Nycomed and have included this amount in deferred revenue.

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

Financial Operations Overview

Revenue.   We have not generated any revenue from product sales since our inception. Since July 2004, when we entered into our collaboration agreement with Nycomed, the majority of our revenue has been collaboration revenue recognized in connection with research and development activities performed under this agreement. As of December 31, 2006 Nycomed has paid us $12.0 million in license fees for our research and development efforts. We are recognizing this $12.0 million of initial license and research and development payments ratably over a period currently estimated at 54 months. The length of this research and development period, which is the period over which we are obligated to perform services, is estimated based on available facts and circumstances. We periodically evaluate the assumptions underlying our estimate and change our estimate when appropriate.

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

General and Administrative Expense.   General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology, business development and human resource functions. Other costs include facility costs not otherwise included in research and development expense, professional fees for legal and accounting services and stock-based compensation. In addition, we categorize our market research and other marketing-type costs as general and administrative expense because we have not yet obtained approval to market or sell our product candidates.

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

Dividends on Preferred Stock.   For the years ended December 31, 2006 and 2005, dividends on preferred stock consisted of dividends paid or accumulated on the convertible exchangeable preferred stock which we issued in February 2005. Dividends on preferred stock exclude any make-whole payments on conversion of preferred stock to common stock. Dividends on our preferred stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividend payment must be declared by our board of directors and must come from funds that are legally available for dividend payments.

Results of Operations

Revenue

2006 versus 2005

In connection with our collaboration agreement with Nycomed entered into in July 2004, Nycomed has paid us $12.0 million in license fees for our research and development efforts. We had previously been recognizing this $12.0 million in research and development payments ratably over the estimated development period, as defined, of 42 months. Estimation of this development period involves the evaluation of many assumptions and uncertainties inherent in the performance of a long term development project. We regularly evaluate these assumptions and uncertainties and our estimated development recognition period may change if facts and circumstances change. We reevaluated the assumptions underlying the development term and during 2006, and modified our estimate of the development period over which we are obligated to perform services to 54 months. Collaboration revenue recognized under this agreement was $1.6 million for the year ended December 31, 2006 versus $3.4 million in 2005 and $1.7 million in 2004.

In addition to our Nycomed collaboration revenue, during 2006 we recognized revenue of approximately $0.2 million upon the completion of a feasibility study utilizing our HDDS technology and through performance of certain services on a time and material basis.

2005 versus 2004

Revenue recognized under the collaboration agreement with Nycomed was $3.4 million for the year ended December 31, 2005 versus $1.7 million during 2004. The increase was due to twelve months of revenue recognized during 2005, versus six months of revenue recognized during 2004, since the collaboration agreement began in July 2004.

Research and Development Expense

2006 versus 2005

Research and development expense for the year ended December 31, 2006 was $52.4 million compared to $42.2 million in 2005, an increase of $10.2 million, or 24%. The increase was primarily due to an increase of $6.4 million for depreciation, primarily associated with our commercial manufacturing facility which went into service for accounting purposes in October 2005 and an increase of $3.9 million related to the licensing of intellectual property. The increase in intellectual property expense resulted from a $10.1 million charge in 2006 for the present value of non-contingent payments made, or schedule to be made, under the GE and Bracco agreements. We expensed the cost of these intellectual property rights because, for accounting purposes, we have not demonstrated technological feasibility or an alternative use for the rights acquired.

Direct research and development expense in 2006 decreased $1.4 million versus the prior year. These costs include clinical trial expenses as well as expenses associated with the qualification of our commercial manufacturing facility. This decrease in direct costs was primarily due to a decrease in clinical costs, of which $3.0 million was in consulting and contract services reflecting the completion of RAMP-1 enrollment in December 2005 and RAMP-2 enrollment in June 2006. However, as costs associated with clinical data management and evaluation decreased in 2006 versus 2005, overall costs associated with qualification of our commercial manufacturing facility for Imagify increased $3.4 million, offsetting this clinical expense reduction.

2005 versus 2004

Research and development expense for the year ended December 31, 2005 was $42.2 million compared to $26.0 million in 2004, an increase of $16.2 million, or 62%. Included in the increase in research and development expense in 2005 is $6.2 million that we expensed in connection with our acquisition of patents from Schering.

The remaining $10.0 million increase during 2005 in research and development expense was primarily due to a $5.8 million increase in direct costs, including a $1.9 million increase in salaries related to increased staffing levels, a $1.1 million increase in consulting and contract services and a $2.3 million increase in materials and supplies. These increases are primarily due to activities relating to Imagify, including increased Phase 3 clinical program costs and increased costs associated with preparing for commercial manufacturing of Imagify. The increases reflect costs associated with a higher number of clinical sites enrolling patients in the Imagify Phase 3 clinical program, a higher rate of patient enrollment in these clinical trials and related increases in costs for clinical data management and independent clinical site monitoring. The increase in research and development costs also includes increased costs associated with increasing full and part-time personnel and operating costs associated with efforts to build-out and qualify a commercial manufacturing facility for Imagify.

The higher research and development expense in 2005 compared to 2004 primarily resulted from increased activities in the Imagify Phase 3 clinical program, including clinical site costs, data management costs, independent monitoring costs and costs of manufacturing clinical materials. The increase in research and development costs also includes costs associated with increasing full and part-time personnel. The increase in research and development costs in 2005 compared to 2004 also includes increases in indirect costs. These increases included a $6.2 million charge under the Schering Patent Transfer Agreement and increased facility and depreciation costs resulting primarily from the lease agreement entered into in 2004 our commercial manufacturing facility in Tewksbury, Massachusetts and the depreciation of improvements to that facility and equipment installed in that facility the majority of which went into service in October 2005.

Research and Development Expense Components

The following table summarizes the primary components of our research and development expense for the years ended December 31, 2004, 2005 and 2006:

	Years Ended December 31,
	2004	2005	2006
	(In thousands)
Imagify	$18,522	$24,320	$21,958
HDDS and PDDS	151	152	1,066
Other direct costs	2,022	2,003	2,086
Total direct costs	$20,695	$26,475	$25,110
Indirect costs:
Facility rent costs	2,745	4,523	5,236
Depreciation	1,261	3,571	9,934
Stock-based compensation	356	199	1,102
Patent acquisition/licensing	—	6,218	10,137
Other patent costs	919	1,173	926
Total indirect costs	5,281	15,684	27,335
Total research and development expense	$25,976	$42,159	$52,445

We expect overall research and development expenses in 2007 to be lower than 2006, primarily because we do not anticipate entering into any new agreements to license or acquire additional intellectual property rights relating to Imagify which agreements resulted in $10.1 million in expense in 2006.

•       Late Stage Clinical Development Program (Imagify). Our lead product candidate, Imagify, is a cardiovascular drug designed for the detection of coronary artery disease. Direct expense for research and development of Imagify was $21.9 million in 2006, $24.3 million in 2005, and $18.5 million in 2004. Of these amounts, $11.4 million in 2006, $8.0 million in 2005 and $7.9 million in 2004 were from manufacturing-related activities and manufacturing facility qualification. The primary contributor to the overall decrease in 2006 compared to 2005 with respect to direct costs related to Imagify research and development was lower clinical costs from the timing of patient enrollment. Patient enrollment in the Phase 3 clinical program for Imagify declined in 2006 as we completed enrollment in the RAMP-1 trial in December 2005 and in the RAMP-2 trial in June 2006. However, as costs associated with clinical data management and evaluation decreased in 2006 versus 2005, overall costs associated with our commercial manufacturing facility for Imagify increased, offsetting this clinical expense reduction. In 2005 compared to 2004, clinical trial enrollment increased resulting in higher direct expense in 2005 than 2004 for Imagify research and development.

•       Early Stage Clinical Development Programs (HDDS and PDDS). Our initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128, have each completed a Phase 1 trial. In 2006 we completed our portion of a feasibility study regarding the use of our HDDS technology in connection with a product candidate under development by a large pharmaceutical company. Potential expansion of this collaboration is pending the completion of a review by that pharmaceutical company. While we have given spending priority to Imagify, we continue to evaluate our HDDS and PDDS opportunities, including potential opportunities with partners, the product candidates referenced above and other potential product candidates. During 2007, we anticipate the costs of early stage development programs to increase as we increase our focus on development of new product candidates. However, because these programs are in relatively early stages of development, we anticipate that costs related to Imagify will continue to represent our primary research and development expenditures through 2007.

•       Other Costs. Other direct research and development costs primarily consist of management and preclinical evaluation of other product candidates.

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

General and Administrative Expense

2006 versus 2005

General and administrative expense in the year ended December 31, 2006 was $11.6 million versus $7.4 million in 2005, an increase of $4.2 million, or 57%. The primary components of the increase to general and administrative expenses were increased costs for market research and business development activities and higher staffing levels primarily from the addition of marketing personnel. In addition, $1.1 million of this increase related to stock-based compensation expense from the adoption of Statement of Financial Accounting Standards No.123R, Share Based Payment (FAS 123R).

2005 versus 2004

General and administrative expense in the year ended December 31, 2005 was $7.4 million versus $6.2 million in 2004, an increase of $1.2 million, or 19%. General and administrative expenses increased $1.2 million in 2005 versus 2004 primarily due to higher staffing levels, and increased costs for investor relations and business development activities.

General and Administrative Expense Components

The following table summarizes the primary components of our general and administrative expenses for the years ended December 31, 2004, 2005 and 2006:

	Years Ended December 31,
	2004	2005	2006
	(In thousands)
Direct costs	$5,252	$6,673	$9,338
Indirect costs:
Facility costs	303	253	531
Depreciation	27	145	212
Stock-based compensation	584	375	1,534
Total indirect costs	914	773	2,277
Total general and administrative expense	$6,166	$7,446	$11,615

We anticipate general and administrative expenses to increase, including increases in expenses for marketing, sales and business development activities as we prepare for the commercialization of Imagify as well as continue to evaluate opportunities for the application of our HDDS and PDDS technology and to support other product development efforts.

Interest and Other Income (Expense)

2006 versus 2005

Interest income for the year ended December 31, 2006 was $2.5 million versus $1.8 million in 2005, an increase of $0.7 million, or 38% as a result of higher average fund balances available for investment resulting from the $37.7 million common stock financing in April 2006 and the $23.8 million common stock offering completed in December 2006. Interest expense increased $1.7 million in 2006, to $2.2 million, versus $0.6 million in 2005 primarily due to higher average debt balances under our equipment leases in 2006, the capitalization of $0.8 million of interest in 2005 related to the manufacturing facility, and non-cash interest accretion charges in 2006 of $0.6 million related to the GE and Schering patent agreement payments.

2005 versus 2004

Interest income for the year ended December 31, 2005 was $1.8 million versus $0.6 million in 2004, an increase of $1.3 million as a result of higher average fund balances available for investment resulting from the $45.0 million preferred stock financing in February 2005 and the $18.7 million common stock offering completed in September 2005. Interest expense increased $0.4 million in 2005, versus 2004 primarily due to higher average debt balances under equipment leases, primarily related to increase in borrowings under our two equipment financing lines and non-cash interest accretion charges of $0.3 million related to the Schering patent agreement.

Interest and Other Income (Expense) Components

The following table summarizes the primary components of interest and other income and expense for the years ended December 31, 2004, 2005 and 2006:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Interest income	$558	$1,845	$2,541
Other income/(expense)	44	—	—
Interest expense	(133)	(551)	(2,273)
Change in valuation of derivative	—	257	922
Total, net	$469	$1,551	$1,190

Change in Valuation of Derivative.   The derivative is related to the embedded derivative instrument from the dividend make-whole payment feature of the preferred stock offering that closed in February 2005. The change in valuation of derivative amounted to $0.9 million in 2006 and $0.3 million in 2005. The derivative liability value is reduced as dividends payments on the preferred stock are made, as well as for any conversions of preferred stock into common stock. During April 2006,we distributed 15,526 shares of our common stock with a fair value of $0.1 million in satisfaction of the make-whole provision related to the conversion of 10,000 shares of preferred stock into common stock. During 2005, we distributed 288,526 shares of our common stock with a fair value of $1.7 million in satisfaction of the make-whole provision related to the conversion of 160,000 shares of preferred stock into common stock.

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

Dividends paid or accumulated on preferred stock totaled $2.4 million in 2006 and 2005. Preferred stock dividends result from the issuance on February 24, 2005 of 900,000 shares of 6.5% exchangeable preferred stock. Dividends paid in cash to holders of this preferred stock during 2006 and 2005 totaled $2.4 million and $2.2 million, respectively. During 2006 and 2005, voluntary conversions of shares of preferred stock into common stock totaled 10,000 and 160,000, respectively, resulting in an outstanding balance of preferred stock at December 31, 2006 and 2005 of 730,000 and 740,000 shares, respectively. In February 2007, the board of directors declared a dividend on the shares of preferred stock outstanding as of February 15, 2007. This dividend, which totaled $0.6 million, was paid on March 1, 2007. In addition to dividends paid on preferred stock, the calculation of per share net loss available to common stockholders includes $0.2 million of dividends accumulated on preferred stock representing one month of dividend accumulated but not declared as of December 31, 2006.

Liquidity and Capital Resources

Historically, we have financed our business through the issuance of equity securities, debt financings and equipment leases and, more recently, with funds from our collaboration with Nycomed. Our liquidity requirements have arisen primarily from research and development expenditures, equipment expenditures and payments on outstanding indebtedness. As of December 31, 2006, we had cash and cash equivalents of $59.8 million. As of December 31, 2006 we owed $0.1 million from capital leases and $22.2 million from notes payable and other long-term obligations. We also had operating lease commitments totaling $16.3 million for rent of our facilities.

During the year ended December 31, 2006, operating activities used $48.1 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $61.1 million and a decrease in accounts payable and accrued expenses of $3.3 million. These uses of cash were partially offset by non-cash charges for depreciation and amortization of $10.3 million, non-cash charges for stock-based compensation of $2.7 million and an increase in deferred revenue of $2.8 million.

We estimate that quarterly cash spending from operating activities will be approximately $10 to $12 million in the first half of 2007 including spending necessary to complete the RAMP-2 blinded reads. In addition, we anticipate net quarterly payments of approximately $1.5 million per quarter for repayment of debt related to prior equipment purchases and capital leases and quarterly payments of approximately $0.6 million per quarter for payment of dividends on outstanding preferred stock. We are scheduled to make payments of $3.0 million and $5.0 million, respectively, in connection with the intellectual property agreements that we have entered into with Schering and GE. Assuming favorable RAMP-2 results, we anticipate that our rate of quarterly cash spending from operating activities in the second half of 2007 could increase to $12 to $15 million as we prepare for commercialization of Imagify and advance other potential product candidates.

During the year ended December 31, 2006, investing activities used $1.2 million in cash. This use of cash was primarily used for purchases of equipment incurred in connection with our commercial manufacturing facility for Imagify. We anticipate that our capital expenditures during the first half of 2007 will average less than $1.0 million per quarter. Capital expenditures in the second half of 2007 could average between $2.0 and $3.0 million per quarter depending upon the results from our RAMP-2 clinical trial or changes in other assumptions used in our plans. We will continue to seek debt financing for such purchases.

During the year ended December 31, 2006, financing activities provided $59.9 million in cash. Net cash provided by financing activities during this period resulted primarily from the net proceeds of a common stock and warrant financing in April 2006 of $37.7 million and the net proceeds of a common stock and warrant financing in December 2006 of $23.8 million. These funding activities were partially offset by payments in 2006 on long term obligations of $4.3 million and the payment of dividends on the redeemable convertible preferred stock of $2.4 million.

On December 12, 2006, we sold 9,259,254 units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.4 shares of common stock at an exercise price of $3.11 per share, for a purchase price of $2.75 per unit, resulting in aggregate gross proceeds to us of $25.5 million (net proceeds of approximately $23.8 million after deducting underwriting discounts and commissions and offering expenses). Units are not issued or certificated. The shares of common stock and warrants are immediately separable and will be issued separately. The warrants will be exercisable beginning on June 12, 2007 and until December 12, 2011.

Effective June 9, 2006, we entered into a promissory note with General Electric Capital Corporation, or GE Capital, in aggregate original principal amount totaling $1.5 million for equipment already purchased by us. The promissory note includes an annual interest rate of 10.69% and is payable over 42 consecutive months. The promissory note is secured by the financed equipment pursuant to the terms of our Master Security Agreement with GE Capital. The promissory note is subject to acceleration upon the happening of customary events of default, including the failure to make timely payments of principal and interest.

Effective June 1, 2006, we entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from GE Healthcare , or GE, a division of General Electric Company. The agreement provides us with use of GE’s ultrasound contrast agent patents and patent applications in combination with our lead product candidate Imagify in the field of ultrasound contrast agents, as well as any patents that GE acquires in the field within 12 months of the agreement. In consideration of the non-exclusive license of these patents, we agreed to pay GE $10.0 million prior to commercial approval of Imagify, of which $5.0 million was paid in June 2006 and $5.0 million is due in June 2007. In addition, we agreed to pay GE $5.0 million upon the commercial approval (defined as the first to occur of the approval of a New Drug Application in the United States or the approval of a Marketing Authorization Application in Europe) of Imagify and $5.0 million upon the one year anniversary of such commercial approval. The latter two $5.0 million payments are contingent upon achievement of future milestone events and, accordingly, have not been recorded at this time.

Also effective June 1, 2006, we entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from Bracco International BV, or Bracco. The agreement provides us with use of Bracco’s ultrasound-related patents and patent applications in combination with our lead product candidate Imagify in the field of ultrasound diagnostic imaging. In consideration the non-exclusive license of these patents, we agreed to pay Bracco up to a total royalty of Euros 3.0 million, of which Euros 0.5 million (approximately $0.6 million at September 30, 2006) was paid in June 2006. An additional Euros 2.5 million is payable upon our achievement of certain defined regulatory milestones. We also agreed to pay a royalty on future Imagify revenue, up to a maximum royalty amount of Euros 10.0 million, less a portion of the above-referenced milestone payments. Whereas the other obligations are contingent upon the outcome of future events, they have not been recorded at this time.

On April 12, 2006, we sold 5,772,004 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.3 shares of common stock at an exercise price of $7.97 per share, for a purchase price of $6.9675 per unit, resulting in aggregate gross proceeds to us of $40.2 million (net proceeds of approximately $37.7 million after deducting underwriting discounts and commissions and offering expenses). Units are not issued or certificated. The shares of common stock and warrants were immediately separable and were issued separately.  The warrants were exercisable beginning on October 12, 2006 and until April 12, 2011.

In September 2005, we sold 3,566,000 shares of common stock at $5.25 per share resulting in net proceeds of approximately $17.5 million after deducting underwriting discounts, commissions and offering expenses.

In June 2005, we entered into a equipment financing line with Oxford Finance Corporation, or Oxford. In 2005 and 2006, we borrowed an aggregate of $7.0 million against this line. As of December 31, 2006, net of repayments, we had $5.1 million outstanding under this line. Such borrowings are collateralized by corresponding equipment and other capital purchases with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for March 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 10.3% to 10.9% Loan amounts are subject to acceleration upon the happening of certain customary events of default including failure to timely pay principal and interest.

In March 2005, we borrowed $2.0 million under a loan agreement with MassDevelopment to help finance certain tenant improvements to our commercial manufacturing facility in Tewksbury, Massachusetts. Interest accrues under the loan at 5.0% per annum with retroactive adjustments to 9% upon our reaching certain defined earning levels. The repayment of principal and accrued interest will coincide with the term of the Tewksbury lease which has a five-year, nine-month term with options to extend the lease for up to two additional five-year terms. No payments were due under the loan for the first 24 months and we are scheduled to begin repayments on this loan in May 2007. Unpaid interest during this twenty-four month period shall be accrued and principal and interest shall be repaid on a monthly basis thereafter such that the total amount outstanding shall fully amortize over the balance of the term in equal installments. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. The loan is secured by certain of the tenant improvements made at the Tewksbury facility.

In February  2005, we issued 900,000 shares of 6.5% convertible exchangeable preferred stock, our Preferred Stock, at $50.00 per share resulting in net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses. Each share of Preferred Stock has a liquidation preference of $50.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments. During 2006 and 2005, we paid $2.4 and $2.2 million, respectively, in dividends on our Preferred Stock. As of December 31, 2006, 730,000 shares of Preferred Stock were outstanding. In February 2007, our board of directors declared a quarterly dividend on the Preferred Stock for all holders as of February 15, 2007. This dividend, which totaled $0.6 million in aggregate, was paid on March 1, 2007.

We may elect to automatically convert some or all of the Preferred Stock into shares of our common stock if the closing price of our common stock has exceeded $10.30 per share (150% of the conversion price) for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion. Prior to March 1, 2009, if we elect to automatically convert, or if any holder elects to voluntarily convert, the Preferred Stock, we will also make an additional payment, the Make-Whole payment, equal to the aggregate amount of dividends that would have been payable on the Preferred Stock so converted from the original date of issuance through and including March 1, 2009, less any dividends already paid on the Preferred Stock. This additional payment is payable by us, at our option, in cash, in additional shares of its common stock, or in a combination of cash and shares of common stock. We have reserved a maximum of approximately 900,000 shares of common stock for issuance under this Make-Whole provision.

During 2006 and 2005, 10,000 and 160,000 shares, respectively, of Preferred Stock were voluntarily converted into 72,886 and 1,166,181 shares, respectively, of our common stock. In addition, in connection with these conversions we issued 15,526 and 288,526 shares, respectively, of our common stock in satisfaction of the required Make-Whole payment.

We may elect to redeem the Preferred Stock at declining redemption prices on or after March 6, 2009. The Preferred Stock is exchangeable, in whole but not in part, at our option on any dividend payment date beginning on the exchange date (March 1, 2006) for our 6.5% convertible subordinated debentures, or the Debentures, at the rate of $50 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature 25 years after the exchange date and have terms substantially similar to those of the Preferred Stock.

In April 2004, we entered into an equipment financing line with General Electric Capital Corporation. In 2004 and 2005, we borrowed an aggregate of $10.5 million against this line. As of December 31, 2006, net of repayments, we had $7.1 million outstanding under this line. In January 2006, the line was amended and the availability was increased by an additional $3.5 million and was extended through May 2007. During 2006, we borrowed approximately $1.5 million and have approximately $2.0 million , of this $3.5 million available at December 31, 2006. Such borrowings are collateralized by corresponding equipment and other capital purchases with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for January 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.7% to 10.7%. The loans under this line are subject to acceleration upon the happening of certain customary events of default, including failure to timely pay principal and interest.

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed in which we granted Nycomed rights to develop and market Imagify in Europe. Under the original terms of this agreement, Nycomed paid us license fees and research and development payments totaling $6.0 million in 2004, $5.0 million in 2005 and $1.0 million in 2006. The original agreement also provides for Nycomed to pay to us up to $58.0 million in milestone payments upon achievement of certain regulatory milestones and sales goals. Under the agreement, Nycomed has agreed to pay us to manufacture Imagify for them and to pay us royalties on Nycomed’s sales of Imagify. In October 2005, our agreement with Nycomed was amended such that Nycomed paid us an additional $0.2 million in 2005 for activities associated with creating a brand name for Imagify and related trademark activities which amount decreased by $0.2 million the potential $58.0 in milestone payments which may be earned under the agreement. In February 2006, we and Nycomed agreed to further amend the agreement to accelerate $1.8 million in milestone payments in order to fund certain activities associated with the qualification of our manufacturing facility in Tewksbury, Massachusetts. We received this $1.8 million in 2006 as the qualification costs were incurred. Payments received pursuant to these amendments are considered advances against a future milestone payment for a European regulatory filing, or MAA, and are deducted from that milestone payment. In connection with our original agreement with Nycomed, we are obligated to pay a customary fee to our financial advisor. The fee is comprised of cash and warrants. The total amount of cash payments is dependent upon the timing and magnitude of the amounts paid to us by Nycomed. In 2004, 2005 and 2006, we paid our advisor $325,000, $285,000 and $180,000, respectively. On November 30, 2004, in connection with the Nycomed transaction, we issued a warrant to our financial advisor to purchase up to 55,732 shares of our common stock at an exercise price of $6.28 per share.

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. This lease has a five year, nine month term with options to extend the lease for up to two additional five-year terms at predetermined rental rates. Initially, we received nine months of occupancy free of base rent, followed by base rent of approximately $0.4 million for the next twelve months with scheduled annual rental rate increases thereafter.

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

We believe, based on our operating plans, that our existing resources, excluding potential proceeds from the equity line financing available to us effective August 2006, will be adequate to fund our planned operations, including spending necessary to complete the blinded reads of the RAMP-2 results, into early 2008, or longer if we elect to reduce our rate of spending. Unless we reduce our current rate of spending, we will require significant additional funds, which we may raise through public or private sales of equity, or from borrowings, or from strategic partners. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical trials and the size and timing of creating expanded manufacturing capabilities. We may also need additional funds for possible future strategic acquisitions of businesses, patent licenses, products or technologies complementary to our business. We do not expect to generate significant revenues from Imagify, other than possible license or milestone payments, unless or until we or current or potential partners complete clinical trials and receive marketing approval from the applicable regulatory authorities. Allowing our resources to become depleted may make future funding more difficult or expensive. When additional funds are required or, in advance of such requirements, we anticipate that funds will be needed, we may raise such funds from time to time through public or private sales of equity or from borrowings or from strategic partners or we may delay funding of certain development activities which could delay the filing of our Imagify NDA and the commercialization of Imagify which would have a materially adverse impact on our growth plans. We are evaluating our funding alternatives, additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from products under development.

Shelf Registration Statement

We have on file with the U.S. Securities and Exchange Commission, or SEC, a “universal shelf” registration statement on Form S-3 (Registration No. 333-134263) and a universal shelf registration statement on Form S-3 (Registration No. 333-123854), which provide for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability of approximately $27.3 million and $33.0 million, respectively, net of financing amounts previously executed under these registration statements and amounts reserved for up to $30.0 million in potential financing under the equity line of credit arrangement we entered into in August 2006 with Azimuth Opportunity, Ltd. The SEC declared the shelf registration statements effective on June 1, 2006 and April 15, 2005, respectively. Subject to market conditions and our capital needs, and so long as we are then eligible to use the registration statements under SEC rules, we may again seek to use any remaining availability under the shelf registration statements by making an offering of securities covered for sale under the registration statements. In addition, we may amend our shelf registration statements or file a new shelf registration statement to increase our potential access to capital. If we elect to raise additional capital using a shelf registration statement, we may use the net proceeds from the sale of these securities for general corporate purposes, which may include funding clinical trials, research and development, regulatory activities, acquisitions, including acquisitions of companies, products, intellectual property or other technology, repayment or refinancing of existing indebtedness, investments, capital expenditures, repurchase of our capital stock and for any other purposes that we may specify in any prospectus supplement.

Equity Line of Credit Arrangement

In August 2006, we entered into what is sometimes termed an equity line of credit arrangement with Azimuth Opportunity Ltd. The arrangement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $30.0 million of our common stock, or up to a maximum of approximately 7.6 million shares of common stock, whichever occurs first, over the 18-month term of the agreement. From time to time during the term of the agreement, and at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase our common stock at a per share purchase price equal to the daily volume weighted average price of the common stock, less a discount ranging from 3.875% to 5.875%, based on the volume weighted average price of the common stock. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Azimuth under this agreement. The sale of shares under this equity line will be dilutive to existing stockholders and may have an adverse effect on the price of our securities. The arrangement includes provisions under which we may, if elected, terminate this equity line of credit without financial penalty.

Off-Balance Sheet Financing Arrangements

We currently do not have any special purpose entities or off-balance sheet financing arrangements other than operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual	Payments due by period (in 000’s)
obligations	Total	2007	2008 - 2009	2010 - 2011	2012 and beyond
Long-Term Debt	$16,642	$6,337	$8,618	$719	$968
Capital Lease Obligations	107	32	65	10	—
Operating Lease Obligations	16,267	2,917	6,265	5,653	1,432
Purchase Obligations	238	238	—	—	—
Other Long-Term Liabilities	8,000	8,000	—	—	—
Total	$41,254	$17,524	$14,948	$6,382	$2,400

Long-Term Debt of $16.6 million includes $8.0 million in principal and interest payable to General Electric Capital Corporation and $6.0 million in principal and interest payable to Oxford Finance Corporation under equipment loans with payments due in monthly installments over 36 to 48 months, collateralized by the corresponding equipment. The loans are subject to acceleration upon the occurrence of certain events of default, including failure to timely pay principal and interest. Also included under Long-Term Debt is $2.6 million in principal and interest payments due under the MassDevelopment loan, under which we borrowed $2.0 million to finance improvements to our commercial manufacturing facility in Tewksbury, Massachusetts. Interest accrues under the loan at 5.0% per annum with retroactive adjustments to 9.0% in the event we achieve positive operating cash flow as defined in the agreement without prior repayment of the loan. The repayment of principal and accrued interest coincides with the term of the Tewksbury lease which has an initial five-year, nine-month term. No payments were due under the loan for the first 24 months, we are scheduled to begin loan repayments in May 2007. The loan is subject to acceleration upon certain events of default, including failure to timely pay principal and interest.

Capital Lease Obligations as classified pursuant to FASB Statement of Financial Accounting Standards No. 13, “Accounting for Leases” relate to leases for business equipment. We leased capital equipment through Banc of America Leasing Corporation. The remaining monthly payments range from $460 to $1,019 with maturities through June 2010.

Our operating lease obligations of $16.3 million relate primarily to our headquarters and manufacturing facility leases under which we pay monthly rent. Our Watertown, Massachusetts headquarters lease has an original term of 10 years, which began in December 2001, and which was extended by six months during 2005. The lease for our commercial manufacturing space in Tewksbury, Massachusetts has an initial five year, nine month term, which began in July 2004, with options to extend the lease for up to two additional five-year terms at predetermined rental rates.

Purchase Obligations include one purchase order to a supplier for material.

Other Long-Term Liabilities of $8.0 million includes a $5.0 million payment due in June 2007 to GE Healthcare pursuant to intellectual property license agreement and a $3.0 million payment due in May 2007 to Schering pursuant to intellectual property acquisition agreement. The $8.0 million amount excludes contingent milestone and royalty obligations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to revenues, accrued expenses, fair valuation of stock related to stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In connection with feasibility studies, contract amounts which are not due until the customer accepts or verifies the research results are not recognized as revenue until customer acceptance, assuming collectibility is reasonable assured.

We are recognizing collaboration revenue of $12.0 million associated with the initial license and performance-based payments under the Nycomed agreement based on an estimated recognition period of fifty-four months over which we are obligated to perform services supporting the agreement and assumes that Imagify will be ready for commercialization in the second half of 2008. At the time we entered into our agreement with Nycomed, we estimated that the development period would be 42 months. This estimate was revised to 54 months in the third quarter of 2006. The effect of this change in estimate resulted in $1.9 million less revenue recorded in 2006 than would have been recorded had the development period remained at 42 months. Estimation of this development period involves many assumptions, including estimates relating to completion of activities for which we are reliant on Nycomed and independent regulatory authorities to achieve. Our estimated development recognition period may change again if facts and circumstances change. Were the estimated development period to be extended, we may be required to record a reduction in cumulative revenue recognized in our statement of operations in the period in which the change in development period is determined.

Our agreement with Nycomed has been modified such that Nycomed has paid us $0.2 million for activities associated with creating a brand name for Imagify and related trademark activities and paid us $1.8 million to support the validation of the our commercial manufacturing facility for Imagify. These amounts were originally scheduled to be paid to us upon Nycomed’s filing for regulatory approval of Imagify in Europe. While the amounts are not refundable, we plan to defer recognition of these amounts until after the original regulatory filing milestone has been achieved. Payments received for current and potential HDDS and PDDS feasibility studies, which are offset by costs incurred for such studies, are recognized as revenue over the estimated performance period of each such study. A change in these estimates could result in a significant change to the amount of revenue recognized in future periods. In addition, if the Nycomed collaboration agreement is terminated for reasons other than certain non-performance by us, we would recognize the remainder of the payments we have received or otherwise expect to collect over the amortization period at the time of termination. We will not recognize revenue associated with the potential additional $56 million in milestone-based payments that may be earned under the Nycomed agreement until the underlying regulatory and sales milestones are achieved.

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

Leasehold improvements and equipment under capital leases are recorded at cost. We depreciate leasehold improvements and equipment under capital leases over the lesser of their useful lives or the remainder of their respective lease terms. We began depreciation of leasehold improvements at our Tewksbury facility in October 2005 upon receipt of an occupancy permit and taking occupancy of the facility. Our leasehold improvements costs on this facility approximate $30.3 million and are being depreciated ratably over remaining term of our present lease, the initial term of which is scheduled in expire in April 2010. We believe that the use of the initial term of the lease for the depreciation period, rather than assuming that the lease term is renewed, is appropriate given the inherent uncertainties with a product such as Imagify, which has not yet completed its phase 3 clinical trials and requires regulatory approvals before it can be marketed. The Risk Factors included under Section 1A of this document discuss the uncertainties associated with Imagify.

Accrued Expenses.   As part of the process of preparing consolidated financial statements we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include professional service fees, such as lawyers and accountants, and contract service fees such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, and fees paid to consultants used in the qualification of our commercial manufacturing facility for Imagify. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs which have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental, but have not varied materially from actual costs incurred. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the United States of America.

Stock-Based Compensation and Other Equity Instruments.   We account for stock-based compensation in accordance with the fair value recognition provisions of FAS 123R, “Share Based Payment”. Under FAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our Consolidated Financial Statements. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation expense.

Prior to adopting the provisions of FAS 123R, we recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of FAS 123. Because we established the exercise price based on the fair market value of our stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded for stock option expense prior to adopting FAS 123R. Conversely, when the exercise price for accounting purposes was below fair value of our common stock at the date of grant, a non-cash charge to compensation expense was recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. We did issue options prior to its initial S-1 filing in July 2003 at values less than fair market. These grants resulted in the recording of deferred compensation. Stock options are not included in the calculation of diluted net loss per common share due to the antidilutive effect of the stock options for all periods presented.

Accounting for equity instruments granted or sold by us under APB No. 14, APB No. 25, FAS 123 and EITF No. 96-18 requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can be readily estimated, we use the value of such goods or services to determine the fair value of the equity instruments. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can not be readily estimated, as is true in connection with most stock options and warrants granted to employees or non-employees, we estimated the fair value of the equity instruments based upon consideration of factors which we deemed to be relevant at the time using cost, market and/or income approaches to such valuations.

The fair values of all stock option grants issued were determined using a Black-Scholes model in which we are required to make assumptions for the risk-free interest rate, the expected volatility of the underlying stock, forfeiture rates and expected life of option grants. The risk-free rates are the weighted average of the yield rates on 5-year U.S. Treasury notes on the dates of the stock option grants. We used the historical volatility of our market-traded stock for the expected volatility assumption. Forfeiture rates are calculated based on actual historical forfeitures. The expected life of employee stock options represents the weighted-average period the stock options are estimated to remain outstanding. The expected life of employee stock options is, in part, a function of the options’ remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). We estimate that, based on these variables, options are likely on average to be exercised in approximately 5 years from the date of grant.

Derivative Liabilities.   The terms of our February 2005 convertible preferred stock offering and our March 2005 MassDevelopment loan agreement contain features considered to be embedded derivatives which are recorded at estimated fair value in accordance with FAS 133. The estimation of this fair value includes various assumptions and estimates, including assumptions and estimates of risk free interest rates, stock price volatility and the timing of future preferred stock conversions. Changes in these estimates and assumptions can increase or decrease the value of this derivative liability. The unrealized gain or loss of the derivative financial instrument is included in our statement of operations. The convertible preferred stock terms include a dividend make-whole payment provision, which has been initially recorded at its estimated fair value. This derivative liability is reduced upon conversion of the preferred stock as well as dividends declared by our board of directors, if any. The MassDevelopment loan agreement includes a provision for a retroactive interest rate increase in the event that we achieve certain defined positive operating cash flows. The initial fair value of the MassDevelopment loan derivative is being amortized over a term beginning with the loan agreement effective date and ending with the estimated payment date of the retroactive interest. The fair value of both derivative liabilities are re-measured at each reporting period.

Income Taxes.   As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of December 31, 2006, we had federal tax net operating loss carryforwards of $70.8 million, which expire through 2026. We also have research and development credit carryforwards of $8.1 million. We have recorded a valuation allowance to fully offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The U.S. Tax Code contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.

Recently Issued Accounting Pronouncements

In June 2006 the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. FIN 48 is effective for fiscal years beginning after December 15, 2006. Changes in net assets as a result of application of FIN 48 must be accounted for as an adjustment to opening retained earnings. We have completed our initial evaluation of the impact of the January 1, 2007 adoption of FIN 48 and determined that such adoption is not expected to have a material impact on our financial position or results from operations.

In September 2006, FASB issued SFAS (FAS) No. 157, “Fair Value Measurements,” which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The purpose of FAS 157 is to clarify and set forth consistent rules for defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles and expanding disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements where those accounting pronouncements have determined that fair value is the relevant measurement attribute. FAS 157 does not require any new fair value measurements, but for some entities the application of FAS 157 could change current practice. We are currently assessing what impact, if any, the adoption of this statement will have on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted the provisions of SAB No. 108, as required and such adoption did not have any impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. This statement allows the measurement at fair value of financial instruments and certain other items that are currently not required to be measured at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits the measurement of eligible items at fair value at specified election dates, with unrealized gains and losses on the items for which the fair value option has been elected reported in earnings at each subsequent reporting date. We are currently assessing what impact, if any, the adoption of this statement will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our cash equivalents are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. Our equipment loans and capital leases are not subject to interest rate fluctuations because the interest rates are fixed at the time of borrowing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements, together with the report of the independent registered public accounting firm, appear at pages F-1 through F-28, respectively, of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the evaluation date of December 31, 2006, our management, with the participation our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a—15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control—Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting. Such attestation, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006, is included in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm.”

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Acusphere, Inc.
Watertown, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Acusphere, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 16, 2007

ITEM 9B. OTHER INFORMATION

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

Code of Ethics

We have adopted a “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act and a “code of conduct” as defined by qualitative listing requirements promulgated by The NASDAQ Global Market that apply to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We collectively refer to these codes as our Code of Business Conduct and Ethics, a current copy of which is attached as an exhibit to this Annual Report on Form 10-K. A current copy of our Code of Business Conduct and Ethics may also be obtained by any person, without charge, upon request directed to our Investor Relations department at: Acusphere, Inc., Attention: Investor Relations, 500 Arsenal Street, Watertown, MA 02472.

We intend to disclose substantive amendments to or waivers (including implicit waivers) of any provision of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website available at http://www.acusphere.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2006.

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

4.09	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.01)

Exhibit Number	Description
4.10	Certificate of Powers, Designations, Preferences and Rights of the registrant’s 61/2% Convertible Exchangeable Preferred Stock (incorporated by reference to Exhibit 3.03)
4.11

Form of Common Stock Warrant Agreement (together with form of Common Stock Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed April 7, 2006)

4.12

Form of Common Stock Warrant Agreement (together with form of Common Stock Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed December 7, 2006)

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
10.15

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of January 5, 2000 (incorporated herein by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.16

Master Lease Agreement by and among the registrant, Acusphere Securities Corporation and Transamerica Business Credit Corporation, dated as of February 21, 2001 (incorporated herein by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.17

Warrant Agreement by and between the registrant and TBCC Funding Trust I, dated of February 21, 2001 (incorporated herein by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.18

Lease Agreement, by and between registrant and ARE-500 Arsenal Street, LLC, dated as of March 30, 2001 (incorporated herein by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.19

Warrant Agreement by and between the registrant and Alexandria Real Estate Equities, L.P., dated of March 30, 2001 (incorporated herein by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.20

CTM Agreement by and between the registrant and Hollister-Stier Laboratories LLC, dated as of September 7, 2001 (incorporated herein by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)

10.21

Development and Supply Agreement by and between the registrant and Hollister-Stier Laboratories LLC dated as of November 30, 2001 (incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)

10.22

Warrant Agreement by and between the registrant and GATX Ventures, Inc., dated as of September 27, 2001 (incorporated herein by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.23

Warrant Agreement by and between the registrant and Venture Lending & Leasing III, LLC, dated as of September 27, 2001 (incorporated herein by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.24

Termination Agreement by and among the registrant, Acusphere Newco, Ltd., Elan Corporation, plc, Elan Pharma International Limited and Elan International Services, Ltd. dated as of September 26, 2003 (incorporated herein by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)

10.25

Form of Indemnification Agreement by and between the registrant and each of its directors (incorporated herein by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.26

Form of Warrant issued by the registrant dated as of April 11, 2003 and June 27, 2003 to each of the investors listed on the schedule of warrant holders attached thereto (incorporated herein by reference to Exhibit 10.29 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.27†

Form of Indemnification Agreement by and between the registrant and certain of its employees (incorporated herein by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.28

Form of Stock and Warrant Purchase Agreement dated as of July 29, 2004 (incorporated herein by reference to Exhibit 10.01 to the registrant’s Current Report on Form 8-K filed July 29, 2004 (File No. 000-50405))

Exhibit Number	Description
10.29	Form of Warrant issued by the registrant to certain investors (incorporated herein by reference to Exhibit 10.02 to the registrant’s Current Report on Form 8-K filed July 29, 2004)
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

Exhibit Number	Description
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

Exhibit Number	Description
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
10.62

Contract Work Authorization (Form 2) No. 2 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 14, 2004)

10.63†

Form of 2005 Stock Option and Incentive Plan Incentive Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.64†

Form of 2005 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.65†

Form of 2005 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (1 year vesting schedule) (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.66†

Form of 2003 Stock Option and Incentive Plan Incentive Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.67†

Form of 2003 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.68†

Form of 2003 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (1 year vesting schedule) (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.69

Amendment No. 3 to Tenth Amended and Restated Investors’ Rights Agreement dated as of October 26, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 1, 2004)

10.70

Amendment to Lease between ARE-500 Arsenal Street, LLC and Acusphere, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005)

10.71

Patent Transfer agreement dated May 11, 2005 between Schering Aktiengesellschaft and Acusphere, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005)

10.72

Executive Employment Agreement dated as of February 1, 2006 between Acusphere, Inc. and each of its Executive Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 7, 2006)

10.73

Second Amendment to Collaboration, License and Supply Agreement between Acusphere, Inc. and Nycomed Danmark ApS dated February 9, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 14, 2006)

10.74

Form of Promissory Note with Oxford Finance Corporation, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 28, 2006)

10.75	Acusphere, Inc. Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 15, 2006)
10.76	Form of Promissory Note with General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 14, 2006)

Exhibit Number	Description
10.77

Common Stock Purchase Agreement, dated as of August 31, 2006, by and between the registrant and Azimuth Opportunity Ltd. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 31, 2006)

12.01*	Computation of Ratios of Earnings to Fixed Charges
14.01*	Code of Business Conduct and Ethics
21.01*	List of Subsidiaries
23.01*	Consent of Deloitte & Touche LLP
24.01*	Power of Attorney (included in signature page)
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1**	Section 1350 Certifications

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
Date: March 16, 2007

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

Signature	Title	Date
/s/ SHERRI C. OBERG	President and Chief Executive Officer and Director	March 16, 2007
Sherri C. Oberg	(Principal Executive Officer)
/s/ JOHN F. THERO	Senior Vice President and Chief Financial Officer	March 16, 2007
John F. Thero	(Principal Financial and Accounting Officer)
/s/ FRANK BALDINO, JR.	Director	March 16, 2007
Frank Baldino, Jr.
/s/ GAREN BOHLIN	Director	March 16, 2007
Garen Bohlin
/s/ SANDRA L. FENWICK	Director	March 16, 2007
Sandra L. Fenwick
/s/ MARTYN GREENACRE	Director	March 16, 2007
Martyn Greenacre
/s/ DEREK LEMKE-VON AMMON	Director	March 16, 2007
Derek Lemke-von Ammon

EXHIBIT INDEX

Exhibit Number	Description
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
4.11

Form of Common Stock Warrant Agreement (together with form of Common Stock Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed April 7, 2006)

4.12

Form of Common Stock Warrant Agreement (together with form of Common Stock Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed December 7, 2006)

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
10.06†

Stock Repurchase and Registration Agreement by and among the registrant, Harry R. Allcock, Sherri C. Oberg, Robert S. Langer, Richard Kronenthal and Walter Levison, dated as of April 30, 1996 (incorporated herein by reference to Exhibit 10.05 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.07†

Letter Agreement by and among the registrant, Sherri C. Oberg and Robert S. Langer, dated as of April 30, 1996 (incorporated herein by reference to Exhibit 10.06 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.08

Tenth Amended and Restated Investors’ Rights Agreement by and among registrant, Sherri C. Oberg and the Investors named therein, dated as of April 11, 2003, as amended (incorporated herein by reference to Exhibit 10.07 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.09

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of June 6, 1997 (incorporated herein by reference to Exhibit 10.09 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.10

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of February 26, 1998 (incorporated herein by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.11

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of August 19, 1998 (incorporated herein by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.12

Warrant Agreement by and between the registrant and Gregory Stento, dated as of August 19, 1998 (incorporated herein by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.13

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of October 16, 1998 (incorporated herein by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.14

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of October 19, 1998 (incorporated herein by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.15

Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of January 5, 2000 (incorporated herein by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.16

Master Lease Agreement by and among the registrant, Acusphere Securities Corporation and Transamerica Business Credit Corporation, dated as of February 21, 2001 (incorporated herein by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.17

Warrant Agreement by and between the registrant and TBCC Funding Trust I, dated of February 21, 2001 (incorporated herein by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.18

Lease Agreement, by and between registrant and ARE-500 Arsenal Street, LLC, dated as of March 30, 2001 (incorporated herein by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.19

Warrant Agreement by and between the registrant and Alexandria Real Estate Equities, L.P., dated of March 30, 2001 (incorporated herein by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.20

CTM Agreement by and between the registrant and Hollister-Stier Laboratories LLC, dated as of September 7, 2001 (incorporated herein by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)

10.21

Development and Supply Agreement by and between the registrant and Hollister-Stier Laboratories LLC dated as of November 30, 2001 (incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)

10.22

Warrant Agreement by and between the registrant and GATX Ventures, Inc., dated as of September 27, 2001 (incorporated herein by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.23

Warrant Agreement by and between the registrant and Venture Lending & Leasing III, LLC, dated as of September 27, 2001 (incorporated herein by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.24

Termination Agreement by and among the registrant, Acusphere Newco, Ltd., Elan Corporation, plc, Elan Pharma International Limited and Elan International Services, Ltd. dated as of September 26, 2003 (incorporated herein by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)

10.25

Form of Indemnification Agreement by and between the registrant and each of its directors (incorporated herein by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.26

Form of Warrant issued by the registrant dated as of April 11, 2003 and June 27, 2003 to each of the investors listed on the schedule of warrant holders attached thereto (incorporated herein by reference to Exhibit 10.29 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.27†

Form of Indemnification Agreement by and between the registrant and certain of its employees (incorporated herein by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1, File No. 333-106725)

10.28

Form of Stock and Warrant Purchase Agreement dated as of July 29, 2004 (incorporated herein by reference to Exhibit 10.01 to the registrant’s Current Report on Form 8-K filed July 29, 2004 (File No. 000-50405))

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
10.62

Contract Work Authorization (Form 2) No. 2 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 14, 2004)

10.63†

Form of 2005 Stock Option and Incentive Plan Incentive Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.64†

Form of 2005 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.65†

Form of 2005 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (1 year vesting schedule) (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.66†

Form of 2003 Stock Option and Incentive Plan Incentive Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.67†

Form of 2003 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.68†

Form of 2003 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (1 year vesting schedule) (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.69

Amendment No. 3 to Tenth Amended and Restated Investors’ Rights Agreement dated as of October 26, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 1, 2004)

10.70

Amendment to Lease between ARE-500 Arsenal Street, LLC and Acusphere, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005)

10.71

Patent Transfer agreement dated May 11, 2005 between Schering Aktiengesellschaft and Acusphere, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005)

10.72

Executive Employment Agreement dated as of February 1, 2006 between Acusphere, Inc. and each of its Executive Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 7, 2006)

10.73

Second Amendment to Collaboration, License and Supply Agreement between Acusphere, Inc. and Nycomed Danmark ApS dated February 9, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 14, 2006)

10.74

Form of Promissory Note with Oxford Finance Corporation, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 28, 2006)

10.75	Acusphere, Inc. Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 15, 2006)
10.76	Form of Promissory Note with General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 14, 2006)
10.77

Common Stock Purchase Agreement, dated as of August 31, 2006, by and between the registrant and Azimuth Opportunity Ltd. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 31, 2006)

12.01*	Computation of Ratios of Earnings to Fixed Charges
14.01*	Code of Business Conduct and Ethics
21.01*	List of Subsidiaries
23.01*	Consent of Deloitte & Touche LLP
24.01*	Power of Attorney (included in signature page)
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1**	Section 1350 Certifications

*                    Filed herewith.

**             Furnished herewith

†                    Indicates a management contract or any compensatory plan, contract or arrangement.

ACUSPHERE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Acusphere, Inc.
Watertown, Massachusetts

We have audited the accompanying consolidated balance sheets of Acusphere, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation on January 1, 2006, upon adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 16, 2007

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACUSPHERE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of
	December 31, 2005	December 31, 2006
CURRENT ASSETS:
Cash and cash equivalents	$51,112	$59,750
Other current assets	1,142	841
Total current assets	52,254	60,591
PROPERTY AND EQUIPMENT, at cost:
Property and equipment	53,726	54,507
Less accumulated depreciation and amortization	11,886	22,054
Property and equipment, net	41,840	32,453
OTHER ASSETS	1,745	1,778
TOTAL ASSETS	$95,839	$94,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$6,727	$12,899
Current portion of deferred revenue	3,429	2,667
Derivative liability	1,078	59
Accounts payable	3,180	2,615
Accrued expenses	6,829	4,085
Total current liabilities	21,243	22,325
LONG-TERM LIABILITIES:
Long-term obligations, net of current portion	14,601	9,381
Deferred revenue, net of current portion	2,578	4,667
Total long-term liabilities	17,179	14,048
COMMITMENTS (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share
Authorized - 5,000,000 shares as of December 31, 2005 and 2006; Designated 6.5% convertible exchangeable - 1,000,000 shares as of December 31, 2005 and 2006; issued and outstanding 740,000 shares as of December 31, 2005 and 730,000 shares as of December 31, 2006 (liquidation value $36,500,000 as of December 31, 2006)	7	7
Common stock, $0.01 par value per share
Authorized, 98,500,000 shares as of December 31, 2005 and 2006; issued and outstanding 22,870,559 as of December 31, 2005 and 38,090,593 shares as of December 31, 2006	229	381
Additional paid-in capital	277,592	339,224
Deferred stock-based compensation	(359)	(22)
Accumulated deficit	(220,052)	(281,141)
Total stockholders’ equity	57,417	58,449
TOTAL	$95,839	$94,822

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2004	2005	2006
REVENUE	$1,714	$3,429	$1,781
OPERATING EXPENSES:
Research and development	25,976	42,159	52,445
General and administrative	6,166	7,446	11,615
Total operating expenses	32,142	49,605	64,060
Interest income	558	1,845	2,541
Other income	44	—	—
Interest expense	(133)	(551)	(2,273)
Change in valuation of derivative	—	257	922
NET LOSS	$(29,959)	$(44,625)	$(61,089)
Dividends on preferred stock	—	(2,419)	(2,381)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(29,959)	$(47,044)	$(63,470)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE—Basic and diluted	$(1.92)	$(2.49)	$(2.30)
WEIGHTED-AVERAGE SHARES OUTSTANDING—Basic and diluted	15,602,832	18,897,130	27,599,220

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

	Convertible
	Exchangeable
	Preferred Stock		Common Stock
		$0.01		$0.01	Additional	Deferred		Total
	Number of	Par	Number of	Par	Paid-in	Stock-Based	Accumulated	Stockholders’	Comprehensive
	Shares	Value	Shares	Value	Capital	Compensation	Deficit	Equity	Loss
BALANCE, JANUARY 1, 2004	—	—	14,295	$143	$201,422	$(1,722)	$(145,468)	$54,375	$
Exercise of stock options			69	1	89			90
Issuance of common stock from employee stock purchase plan			4		24			24
Issuance of common stock to board members for services performed			3		24	(24)		—
Amortization of deferred stock-based compensation						940		940
Deferred stock-based compensation related to non-employees					151	(151)		—
Reversal of deferred compensation for terminated employees					(43)	43		—
Warrant issued to financial advisor					242			242
Issuance of common stock from private financing, net of offering costs			3,440	34	19,763			19,797
Net loss							(29,959)	(29,959)	(29,959)
BALANCE, DECEMBER 31, 2004	—	—	17,811	178	221,672	(914)	(175,427)	45,509

The accompanying notes are an integral part of these consolidated financial statements.

(continued)

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS (Continued)

	Convertible
	Exchangeable
	Preferred Stock		Common Stock
		$0.01		$0.01	Additional	Deferred		Total
	Number of	Par	Number of	Par	Paid-in	Stock-Based	Accumulated	Stockholders’	Comprehensive
	Shares	Value	Shares	Value	Capital	Compensation	Deficit	Equity	Loss
BALANCE, DECEMBER 31,2004	—	—	17,811	178	221,672	(914)	(175,427)	45,509
Exercise of stock options			20		21			21
Issuance of common stock from employee stock purchase plan			8		38			38
Issuance of common stock to board members for services performed			11		59	(59)		—
Amortization of deferred stock-based compensation						574		574
Deferred stock-based compensation related to non-employees					(38)	38		—
Reversal of deferred compensation for terminated employees					(2)	2		—
Issuance of common and preferred stock from financing, net of offering costs	900	9	3,566	36	56,350			56,395
Preferred stock conversion including make-whole dividend	(160)	(2)	1,455	15	1,710			1,723
Dividends paid on preferred stock					(2,218)			(2,218)
Net loss							(44,625)	(44,625)	(44,625)
BALANCE, DECEMBER 31, 2005	740	7	22,871	229	277,592	(359)	(220,052)	57,417

The accompanying notes are an integral part of these consolidated financial statements.

(continued)

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS (Continued)

	Convertible
	Exchangeable
	Preferred Stock		Common Stock
		$0.01		$0.01	Additional	Deferred		Total
	Number of	Par	Number of	Par	Paid-in	Stock-Based	Accumulated	Stockholders’	Comprehensive
	Shares	Value	Shares	Value	Capital	Compensation	Deficit	Equity	Loss
BALANCE, DECEMBER 31, 2005	740	7	22,871	229	277,592	(359)	(220,052)	57,417
Exercise of stock options			68	1	122			123
Issuance of common stock from employee stock purchase plan			14		53			53
Issuance of common stock to board members for services performed			18		80			80
Amortization of deferred stock-based compensation					2,339	298		2,637
Deferred stock-based compensation related to non-employees					(39)	39		—
Issuance of common and warrants from financing, net of offering costs			15,032	150	61,361			61,511
Preferred stock conversion including make-whole dividend	(10)		88	1	97			98
Dividends paid on preferred stock					(2,381)			(2,381)
Net loss							(61,089)	(61,089)	(61,089)
BALANCE, DECEMBER 31, 2006	730	$7	38,091	$381	$339,224	$(22)	$(281,141)	$58,449

The accompanying notes are an integral part of these consolidated financial statements.

(concluded)

ACUSPHERE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,959)	$(44,625)	$(61,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	940	574	2,718
Depreciation and amortization	1,368	4,007	10,291
Loss on disposal of property and equipment	31	—	214
Write-off of noncash intellectual property acquisition cost	—	5,218	1,492
Noncash interest expense	43	795	756
Noncash rent expense	244	511	63
Noncash amortization of deferred revenue	(1,714)	(3,429)	(1,524)
Noncash amortization of fee to financial advisor	100	200	89
Noncash amortization of warrants to financial advisor	35	69	31
Noncash change in valuation of derivative	—	(257)	(922)
Changes in operating assets and liabilities:
Deferred revenue	6,000	5,150	2,849
Other current assets	(1,391)	614	212
Accounts payable	2,718	(1,058)	(593)
Accrued expenses	2,267	1,549	(2,676)
Net cash used in operating activities	(19,318)	(30,682)	(48,089)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,183)	(32,978)	(1,090)
Increase in other assets	(258)	112	(130)
Net cash used in investing activities	(12,441)	(32,866)	(1,220)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(980)	(2,547)	(4,302)
Proceeds from long-term obligations	3,445	14,733	2,943
Net proceeds from sale of preferred stock	—	41,887	—
Net proceeds from sales of common stock	19,798	17,566	61,511
Payment of preferred stock dividends	—	(2,218)	(2,381)
Proceeds from exercise of stock options	90	21	123
Proceeds from issuance of common stock from employee stock purchase plan	24	38	53
Net cash provided by financing activities	22,377	69,480	59,947
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,382)	5,932	8,638
CASH AND CASH EQUIVALENTS, Beginning of period	54,562	45,180	51,112
CASH AND CASH EQUIVALENTS, End of period	$45,180	$51,112	$59,750
SUPPLEMENTAL SCHEDULE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$90	$990	$1,366
Capitalized interest	—	813	—
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING TRANSACTIONS:
Common stock issued for preferred conversion, including make whole dividend	$—	$1,723	$98
Common stock issued to board members for services performed	24	59	80
Common stock warrants issued to financial advisor	242	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations

Acusphere, Inc. and subsidiaries (“Acusphere” or the “Company”) is a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using its proprietary microparticle technology. The Company is focused on developing proprietary drugs that can offer significant benefits over existing drugs, including improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. The Company’s lead product, Imagify™ (perflubutane polymer microspheres for delivery in an injectable suspension, pronounced i-maj’-i-fi, formerly known as AI-700) is a cardiovascular drug in Phase 3 clinical development for the detection of coronary artery disease, the leading cause of death in the United States. The Company also has demonstrated that its technology has the potential to improve the formulation of hydrophobic drugs and asthma drugs.

Acusphere is devoting substantially all of its efforts towards the research and development of its product candidates and raising capital. Acusphere is subject to a number of risks. Principal among these risks are the need to develop regulatory approved commercially usable products, competition from substitute products and larger companies and the need to obtain adequate financing necessary to fund product development. The Company expects research and development, general and administrative and sales and marketing expenses will increase over the next several years. The Company expects to continue to incur losses and capital expenditures for the foreseeable future. The Company may raise additional capital through public or private sales of equity, or from borrowings, or from strategic partners.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain accounting policies described below and elsewhere in the notes to the consolidated financial statements.

Principles of Consolidation—The accompanying consolidated financial statements include the amounts of Acusphere, Inc. and its wholly owned subsidiaries, Acusphere Securities Corporation and Acusphere Limited. Acusphere Securities Corporation was established in December 1996 as a Massachusetts securities corporation. Acusphere Limited was established in 2004 for statutory purposes and has no operations, employees or assets. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated or assumed.

Cash and Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments, including money market accounts, with original maturity dates of 90 days or less when purchased. Cash equivalents are carried at cost, which approximates their fair market value.

Property and Equipment—Property and equipment are recorded at cost and depreciated over their estimated useful lives of three to five years using the straight-line method. The majority of equipment is related to ongoing research and development activities, including equipment intended for commercial manufacture of Imagify. The equipment in the Company’s commercial manufacturing facility was placed in service in October 2005 and is being utilized in research and development related activities, including ongoing calibration and testing. Depreciation commences on equipment when it is placed in service.

Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for manufacturing facility start-up, validation, commissioning and qualification costs are charged to expense as incurred. Interest costs associated with the construction of the facility were capitalized in accordance with the provisions of Statement of Financial Accounting Standards “SFAS” No. 34, Capitalization of Interest.

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

Fair Value of Financial Instruments—The carrying amounts of financial instruments, which include cash equivalents, accounts payable, accrued expenses, and long-term obligations, approximate their fair values.

Concentrations of Credit Risk and Limited Suppliers—The financial instruments that potentially subject Acusphere to concentrations of credit risk are cash and cash equivalents. Acusphere’s cash and cash equivalents are maintained in what management believes to be a highly rated commercial bank and its related investment management company.

Acusphere relies on certain materials used in its development process, each of which is available from limited sources. The failure of a supplier or subcontractor to deliver on schedule could delay or interrupt the development process and thereby adversely affect Acusphere’s operating results.

Revenue—Revenue is recognized from license arrangements in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and FASB Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Revenue from license payments not tied to achieving a specific performance milestone is recognized ratably over the period over which it is obligated to perform services. The period over which the Company is obligated to perform services is estimated based on available facts and circumstances. Revenue from performance payments is recognized when such performance is substantially in its control and when the Company believes that completion of such performance is reasonably probable, ratably over the period in time or cost over which it estimates that it will perform such performance obligations. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone when performance of such milestone is contingent on performance by others or for which achievement cannot be reasonably estimated or assured, are recognized as revenue when the milestone is achieved and the related payment is due, provided that there is no substantial future service obligation associated with the milestone. Revenue in connection with license arrangements is not recognized until payments are collected or due and reasonably assured of being collected. In addition, revenue is not recognized in circumstances where the arrangement includes a refund provision until the refund condition is no longer applicable unless, in its judgment, the refund circumstances are within the Company’s operating control and unlikely to occur. Payments received in advance of being recognized as revenue are deferred.

In connection with the Company’s feasibility study, contract amounts which are not due until the customer accepts or verifies the research results are not recognized as revenue until customer acceptance, assuming collectibility is reasonable assured.

Research and Development Expenses—Research and development costs primarily consist of salaries, consulting and contract services and material costs. These expenses include related costs for clinical sites enrolling patients in the Imagify Phase 3 clinical program, costs for clinical data management and independent clinical site monitoring and operating costs associated with efforts to build-out and qualify a commercial manufacturing facility. Research and development expenses also include costs to acquire patents, which are expensed if technological feasibility has yet to be achieved. Acusphere charges all research and development expenses to operations as incurred.

Derivative Financial Instruments—The Company’s 6.5% convertible exchangeable preferred stock contains a feature whereby, prior to March 1, 2009, if the Company elects to automatically convert, or if any holder elects to voluntarily convert, the preferred stock, the Company will also make an additional payment (“make-whole payment”) equal to the aggregate amount of dividends that would have been payable on the preferred stock so converted from the original date of issuance of February 24, 2005 through and including March 1, 2009, less any dividends already paid on the preferred stock. This feature represents an embedded derivative which is required to be accounted for separately from the preferred stock. The estimated fair value of this feature is valued using a risk-weighted binomial model that incorporates factors such as the Company’s cost of capital, stock price volatility and the estimated timing of preferred stock conversions. Changes in the estimated fair value of the liability represented by these factors, as well as any make-whole payments, are charged to the consolidated statements of operations as unrealized gain or loss on derivative. These adjustments will be required until the feature is either triggered or expires.

The Company’s loan agreement with MassDevelopment contains a feature providing for a retroactive interest rate increase in the event the Company achieves positive operating cash flow, as defined in the agreement, prior to repayment of the loan. This feature represents an embedded derivative which is required to be accounted for separately from the related loan. The estimated fair value of this feature is valued using a risk-weighted discounted cash flow methodology that incorporates factors such as the Company’s cost of capital and the probability and estimated timing of the Company achieving positive operating cash flow, as defined. Changes in the estimated fair value of the liability represented by these factors are charged to the consolidated statements of operations as unrealized gain or loss on derivative. These adjustments will be required until the feature is either triggered or expires.

Income Taxes—Deferred tax liabilities and assets are provided for differences between the book and tax bases of existing assets and liabilities and tax loss carryforwards and credits, using tax rates expected to be in effect in the years in which differences are expected to reverse. Valuation allowances are provided to the extent realization of tax assets is not considered likely.

Stock-Based Compensation—Effective January 1, 2006, the Company commenced accounting for stock-based compensation in accordance with the fair value recognition provisions of FAS 123R, Share-Based Payment (“FAS123R”). Under SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period. Stock-based compensation expense is being recognized on a straight-line basis over the requisite period of the awards.  See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation expense.

Prior to adopting the provisions of FAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (“APB 25”), Accounting for Stock Issued to Employees and provided the required pro forma disclosures of SFAS 123. Because the Company established the exercise price based on the fair market value of its stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting SFAS 123R.

Net Loss Per Share—Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, reduced by the weighted-average number of restricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, convertible exchangeable preferred stock, stock options, warrants, and restricted common stock not included in the diluted net loss per share calculation aggregated 3,155,942, 9,846,627 and 16,028,904 as of December 31, 2004, 2005, and 2006, respectively.

The following table reconciles the weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Year Ended December 31,
Historical	2004	2005	2006
Weighted-average common shares outstanding	15,611,644	18,900,260	27,599,537
Less weighted-average restricted common shares Outstanding	(8,812)	(3,130)	(317)
Basic and diluted weighted-average common shares Outstanding	15,602,832	18,897,130	27,599,220

Comprehensive Loss—Comprehensive loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss has been the same as net loss for all periods presented.

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

Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining the tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. The Company has completed it initial evaluation of the impact of the January 1, 2007, adoption of FIN 48 and determined that such adoption is not expected to have a material impact on the Company’s financial position or results from operations.

In September 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 157, Fair Value Measurements, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The purpose of SFAS 157 is to clarify and set forth consistent rules for defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles and expanding disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements where those accounting pronouncements have determined that fair value is the relevant measurement attribute. SFAS 157 does not require any new fair value measurements, but for some entities the application of SFAS 157 could change current practice. The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted the provisions of SAB No. 108 as required and such adoption did not have any impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. This statement allows the measurement at fair value of financial instruments and certain other items that are currently not required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits the measurement of eligible items at fair value at specified election dates, with unrealized gains and losses on the items for which the fair value option has been elected reported in earnings at each subsequent reporting date. The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

3. Stock-based Compensation

Summary of Stock-Based Compensation Plans

In June 2005, the 2005 Stock Option and Incentive Plan (the “2005 Plan”) was approved. The 2005 Plan became effective on June 16, 2005 and provides that a maximum of 1.7 million shares of common stock may be issued as incentive stock options (“ISO’s”), nonqualified stock option, awards of common stock and direct purchases of common stock by Acusphere employees, officers, directors and consultants. The maximum number of shares that may be granted to any employee under the 2005 Plan shall not exceed 1.0 million shares of common stock during any calendar year. Options granted have a term of 10 years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. As of December 31, 2006, there were 0.6 million options outstanding under the 2005 Plan, and 1.1 million shares available for future stock and option grants.

In July 2003, the 2003 Stock Option and Incentive Plan (the “2003 Plan”) was approved. The 2003 Plan became effective on the closing of the Company’s IPO on October 14, 2003 and provides that a maximum of 2.5 million shares of common stock may be issued as ISO’s, nonqualified stock option, awards of common stock and direct purchases of common stock by Acusphere employees, officers, directors and consultants. The maximum number of shares that may be granted to any employee under the 2003 Plan shall not exceed 583,334 shares of common stock during any calendar year. Options granted have a term of 10 years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. As of December 31, 2006, there were 2.4 million options outstanding under the 2003 Plan and 0.1 million shares available for future stock and options grants.

In July 2003, the 2003 Employee Stock Purchase Plan (the “Purchase Plan”) was approved which became effective on the closing of the Company’s IPO on October 14, 2003. The Purchase Plan provides for the issuance of a maximum of 233,334 shares of common stock. Eligible employee may contribute up to 10% of their total cash compensation with a maximum of 417 shares semi-annually. The first sale of shares under this plan occurred on February 29, 2004. During 2004, 2005 and 2006, 3,960, 8,017 and 14,172 shares, respectively, of common stock were sold to employees under this plan. Acusphere had 207,185 shares available for future sales of common stock under this plan at December 31, 2006.

In March 1994, the 1994 Stock Plan (the “1994 Plan”) was approved. The 1994 Plan, as amended, provided that a maximum of 1,423,663 shares of common stock could be issued as ISOs, nonqualified stock options and stock grants. The Company ceased granting awards under the 1994 Plan after March 7, 2004. As of December 31, 2006, there were 1.0 million options outstanding under the 1994 Plan.

Change in Accounting for Stock-Based Compensation Plans

Prior to January 1, 2006, the Company had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. Accordingly, no compensation expense was recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Conversely, when the exercise price for accounting purposes was below fair value of the Company’s common stock at the date of grant, a non-cash charge to compensation expense was recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. The Company did issue options prior to its initial S-1 filing in July 2003 at values less than fair market. These grants resulted in the recording of deferred compensation. Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Compensation using the modified prospective method, which results in the provisions of SFAS 123R being applied to the consolidated financial statements on a going-forward basis. As such, prior periods have not been restated. SFAS 123R requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model and the grant date fair value of restricted stock is based on intrinsic value. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the Company recorded the impact of forfeitures as they occurred. Options granted prior to the initial S-1 filing in 2003 continue to be accounted for under APB No. 25.

All stock-based awards to non-employees are accounted for at their fair market value in accordance with SFAS 123R and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under this method, the equity-based instrument was valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost was recognized and charged to operations over the service period, which was usually the vesting period.

Adoption of SFAS 123R did not affect the Company’s cash flow or financial position but it did increase its reported net loss and loss per share, since adopting SFAS 123R results in the Company recording compensation cost for employee stock options.

Stock compensation expense in 2006 totaled $2.6 million, or $0.09 per share, of which $1.5 million was recorded in general and administrative expense and $1.1 million was recorded in research and development expense. Of the $2.6 million total stock compensation expense, $0.3 million was related to options granted prior to the initial S-1 filing in 2003, which continue to be accounted for under APB No. 25. The incremental effect on stock compensation expense as a result of the adoption of SFAS 123R in 2006 was an additional charge of approximately $2.3 million, or $0.08 per share. In accordance with SFAS 123R, the Company will report any excess tax benefits from the exercise of non-qualified stock options as financing cash flows. There were no excess tax benefits recorded from the exercise of non-qualified stock options for the fiscal year ended December 31, 2006.

For purposes of recording stock option-based compensation expense as required by SFAS 123R, the fair values of each stock option granted under the Company’s stock option plan for the fiscal year ended December 31, 2006 were estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of all stock option grants issued for the fiscal year ended December 31, 2006 was $2.14.

For purposes of recording Employee Stock Purchase Plan (“ESPP”) compensation expense as required by SFAS 123R, the fair values of each share subject to purchase under the ESPP for the fiscal year ended December 31, 2006 was estimated as of the beginning of the ESPP period using the Black-Scholes option-pricing model.

The fair values of all stock option grants and ESPP shares issued were determined using the following weighted average assumptions:

	Year ended December 31, 2006
	Stock Option Plan	ESPP
Risk-free interest rate	4.6%	5.1%
Expected dividend yield	0.0%	0.0%
Expected volatility of underlying stock 40.3%	40.3%	51.3%
Expected life of option grants and ESPP shares (years)	5.0	0.5

The risk-free rates for the stock option plan and ESPP are the weighted average of the yield rates on 5-year U.S. Treasury notes on the dates of the stock option grants and the yield rates on 6-month U.S. Treasury bills at the inception of each quarterly ESPP period, respectively. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company used the historical volatility of the Company’s market-traded stock for the expected volatility assumption input to the model.

As share-based compensation expense is recognized based on awards ultimately expected to vest, compensation expense is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates are calculated based on actual historical forfeitures.

The expected life of employee stock options represents the weighted-average period the stock options are estimated to remain outstanding. The expected life of employee stock options is, in part, a function of the options’ remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The Company estimates that, based on these variables, options are likely on average to be exercised in approximately 5 years. The option life for options under the Purchase Plan is six months, representing the time period under which the option may be exercised as defined in the plan.

SFAS No. 123 requires the presentation of pro forma information for the comparative periods prior to the adoption as if all of the Company’s employee stock options and ESPP shares had been accounted for under the fair value method of the original SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the prior-year periods:

	Year Ended December 31,
	2004	2005
	(in thousands, except per share amounts)
Net loss applicable to common stockholders, as reported:	$(29,959)	$(47,044)
Add: Stock-based employee compensation expense recorded	777	460
Deduct: Stock-based employee compensation expense determined under fair value method	(1,739)	(2,095)
Pro forma net loss	$(30,921)	$(48,679)
Loss per share Basic and diluted—as reported	$(1.92)	$(2.49)
Basic and diluted—pro forma	$(1.98)	$(2.58)

For purposes of determining the disclosures required by SFAS No. 123, the fair values of each stock option granted in the fiscal years ended December 31, 2004 and 2005 under the Company’s stock option plan were estimated on the date of grant using the Black-Scholes option-pricing model. As described above, the Company had previously recorded deferred compensation for below fair value options granted prior to the initial S-1 filing in 2003. As of December 31, 2006, $22,000 of deferred compensation has yet to be recognized. This amount will be recognized during the first quarter of 2007.

The Company granted 783,939 and 1,423,600 options under its Stock Option Plans for the years ended December 31, 2004 and 2005, respectively. The weighted average grant date fair value of all stock option grants issued for the years ended December 31, 2004 and 2005 was $3.21 and $2.25, respectively.

The fair values of stock options granted during the years ended December 31, 2005 and 2004 were calculated using the following weighted-average assumptions:

	Year Ended December 31,
	2004	2005
Risk-free interest rate	2.9%	3.8%
Expected dividend yield	0.0%	0.0%
Volatility	45.9%	45.8%
Expected life of option grants (years)	4.0	4.0

Stock Option Activity

During the year ended December 31, 2006, the Company granted stock options to existing employees, as part of the Company’s performance review process, new employees and Directors in lieu of cash based compensation. All such options were granted with exercise prices equal to the current market value of the underlying common stock on the date of grant. Stock option activity under the 1994, 2003 and 2005 Plans was as follows:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, January 1, 2004	1,171,962	$0.60 - $13.02	$5.23
Granted	783,939	6.01 - 9.60	8.29
Exercised	(68,734)	0.60 - 7.20	1.30
Canceled	(54,685)	0.60 - 13.02	5.77
Balance, December 31, 2004	1,832,482	$0.84 - $13.02	$6.67
Granted	1,423,600	4.28 - 6.30	5.59
Exercised	(20,089)	0.84 - 2.82	1.05
Canceled	(100,960)	0.84 - 8.86	6.22
Balance, December 31, 2005	3,135,033	$0.84 - $13.02	$6.23
Granted	1,321,329	2.40 - 6.72	5.15
Exercised	(68,337)	0.84 - 5.57	1.80
Canceled	(426,907)	0.84 - 13.02	6.09
Balance, December 31, 2006	3,961,118	$0.84 - $13.02	$5.96	7.50	$23,615,442
Vested or Expected to Vest, December 31, 2006	3,765,551	$0.84 - $13.02	$5.96	7.50	$22,480,247
Exercisable, December 31, 2006	2,168,566	0.84 - 13.02	6.09	6.70	$13,210,356
Exercisable, December 31, 2005	1,420,500	0.84 - 13.02	5.95
Exercisable, December 31, 2004	777,432	0.84 - 13.02	5.49

The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2006 as follows:

	Outstanding	Weighted	Weighted
	Weighted-Average	Average	Exercisable	Average
	Number of	Remaining	Exercise	Number	Exercise
Exercise Price	Shares	Contractual Life (in Yrs)	Price	of Shares	Price
$ 0.00 - 1.30	416,828	5.5	$0.87	411,173	$0.87
1.31 - 2.60	55,993	2.5	1.93	52,416	1.90
2.61 - 3.91	370,000	9.6	3.39	83,351	3.55
3.92 - 5.21	287,900	8.6	4.83	148,010	4.84
5.22 - 6.51	1,766,534	8.0	5.83	675,739	5.87
6.52 - 7.81	285,868	6.1	7.00	207,283	7.14
7.82 - 9.11	276,149	6.9	8.74	198,520	8.74
9.12 - 10.42	218,500	7.1	9.59	159,067	9.59
10.43 - 13.02	283,346	6.7	13.02	233,007	13.02
	3,961,118	7.5	$5.96	2,168,566	$6.09

The total cash received from employees as a result of employee stock option exercises during the fiscal 2006 was approximately $0.1 million. As of December 31, 2006, the aggregate intrinsic value of fully vested and exercisable options is $13.2 million. The total number of in-the-money options exercisable as of December 31, 2006 was 463,340. The Company settles employee stock option exercises with newly issued common shares.

As of December 31, 2006, there was $4.0 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock-based compensation plans that are expected to vest. That cost is expected to be recognized over a weighted-average period of 2.9 years.

In 2000, Acusphere issued 1,667 shares of common stock, 1,369 shares of restricted common stock, and 10,000 options to purchase common stock to non-employees in consideration of services rendered. During 2001 and 2003, Acusphere issued 13,791 and 14,956 shares, respectively, of restricted common stock to a non-employee and certain directors in consideration of services rendered. Acusphere recorded these issuances of securities (stock options and restricted stock) at fair value at date of grant, which was $0.1 million, $0.4 million and $0.1 million in 2000, 2001 and 2003, respectively, and is recording stock-based compensation over the vesting periods. As of December 31, 2006, all outstanding restricted shares were vested.

Acusphere issued options to employees to purchase approximately 230,119, and 267,723 shares of common stock during the years ended December 31, 2001 and 2003, respectively, at exercise prices deemed for accounting purposes to be below market value. Acusphere has recorded the difference between the exercise price and the fair value of $4.9 million in 2001 and $1.4 million in 2003 as deferred stock-based compensation and is amortizing this deferred compensation as charges to operations over the vesting periods of the options. As of December 31, 2006, approximately $22,000 of deferred compensation has yet to be recognized. This amount will be recognized in the first quarter of fiscal 2007.

4. Balance Sheet Data

	As of December 31,
	2005	2006
	(in thousands)
Other assets consist of the following:
Deposits	$1,242	$1,373
Other assets	503	405
	$1,745	$1,778
Accrued expenses consist of the following:
Accrued contract services	$2,113	$1,326
Accrued vacation	480	517
Accrued bonus	800	890
Accrued construction, equipment and commissioning costs	1,898	—
Other accrued expenses	1,538	1,352
	$6,829	$4,085

5. Property and Equipment

Property and equipment at cost consist of the following (in thousands):

	As of December 31,		Estimated
	2005	2006	Useful Life
Equipment	$20,589	$22,993	3-5 years
Furniture and fixtures	345	424	5 years
Leasehold improvements	30,986	31,030	Lease term(a)
Sub-total depreciable assets	51,920	54,447
Less: accumulated depreciation and amortization	(11,886)	(22,054)
Total depreciable assets, net	40,034	32,393
Deposits on equipment purchases	1,806	60	N/A
Total property and equipment, net	$41,840	$32,453

(a)           The Company depreciates leasehold improvements and equipment under capital leases over the lesser of their useful lives or the remainder of their respective lease terms.

Leasehold improvements primarily represent costs incurred for the build-out of the Company’s commercial manufacturing facility in Tewksbury, Massachusetts, which are being depreciated over the remaining initial lease term. Deposits on equipment purchases generally represent progress payments made for long-lead time capital equipment purchases. Depreciation on leasehold improvements to this commercial manufacturing facility commenced upon the latter of completion of the improvements or October 2005, at which time the Company received an occupancy permit and began operating use of the facility. Included in leasehold improvements at December 31, 2005 and 2006, prior to accumulated depreciation and amortization, is capitalized interest in the amount of $813,000 related to the construction of the facility.

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

Effective June 1, 2006, the Company entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from GE Healthcare (“GE”), a division of General Electric Company. The agreement provides the Company with use of GE’s ultrasound contrast agent patents and patent applications in combination with the Company’s lead product candidate Imagify in the field of ultrasound contrast agents, as well as any patents that GE acquires in the field within 12 months of the agreement. The term of the agreement extends until expiration of the last of the patents licensed under the agreement. In consideration of the non-exclusive license of these patents, the Company agreed to pay GE $10.0 million prior to commercial approval of Imagify, of which $5.0 million was paid in June 2006 and $5.0 million is due in June 2007, which is included in current portion of long-term obligations. In addition, the Company agreed to pay GE $5.0 million upon the commercial approval of Imagify (defined as the first to occur of the approval of a New Drug Application in the United States or the approval of a Marketing Authorization Application in Europe) and $5.0 million upon the one year anniversary of such commercial approval. The latter two $5.0 million payments are contingent upon achievement of future milestone events and, accordingly, have not been recorded at this time. For accounting purposes the Company has not demonstrated technological feasibility or an alternative future use for these patents. Therefore, $9.5 million was expensed upon the consummation of the agreement, representing the initial $5.0 million June 2006 payment and the present value of the $5.0 million June 2007 payment.

Also effective June 1, 2006, the Company entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from Bracco International BV (“Bracco”). The agreement provides the Company with use of Bracco’s ultrasound-related patents and patent applications in combination with the Company’s lead product candidate Imagify in the field of ultrasound diagnostic imaging. The term of the agreement extends until expiration of the last of the patents licensed under the agreement. In consideration for the non-exclusive license of these patents, the Company agreed to pay Bracco up to a total of Euros 3.0 million, of which Euros 0.5 million (approximately $0.6 million) was paid in June 2006. An additional Euros 2.5 million is payable upon the Company’s achievement of certain defined regulatory milestones. The Company also agreed to pay a royalty on future Imagify revenue, up to a maximum royalty amount of Euros 10.0 million, less a portion of the above-referenced milestone payments. For accounting purposes the Company has not demonstrated technological feasibility or an alternative future use for these patents. Therefore, the $0.6 million payment was expensed in June 2006 when paid, whereas the other obligations have not been recorded since they are contingent upon the outcome of future events.

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

7. Long-term Obligations

The carrying value of long-term obligations was as follows (in thousands):

	As of December 31,
	2005	2006
Capital lease obligations	$65	$93
Notes payable	15,696	14,485
Amounts due under intellectual property agreements	5,567	7,702
Subtotal	21,263	22,187
Subtotal long-term obligations	21,328	22,280
Less current maturities	6,727	12,899
Long-term obligations, net	$14,601	$9,381

Future payments under all capital leases, notes payable and other long-term obligations are as follows as of December 31, 2006:

	Capital Lease Obligations	Notes Payable	Other Long-Term Obligations
Year Ending December 31,
2007	$32	$6,337	$8,000
2008	32	5,347	—
2009	33	3,271	—
2010	10	391	—
2011	—	328	—
Thereafter	—	968	—
Total future minimum payments	107	16,642	8,000
Less amount representing future interest	14	2,157	298
Present value of future minimum payments	93	14,485	7,702
Less current portion of long-term obligations	26	5,171	7,702
Long-term portion of long-term obligations	$67	$9,314	$—

Capital Lease Obligations

The Company leases capital equipment through Banc of America Leasing Corporation. The remaining monthly payments range from $460 to $1,019 with maturities through June 2010. Interest rates for the above leases range from 7.3% to 9.4%. Acusphere does not have any additional borrowing availability under these lease arrangements as of December 31, 2006. At December 31, 2006 and 2005, the cost and net carrying value of equipment under capital leases amounted to approximately $93,000 and $65,000.

Notes Payable

Equipment Promissory Notes—In April 2004, the Company entered into an equipment financing line with General Electric Capital Corporation. In 2004 and 2005, the Company borrowed an aggregate of $10.5 million against this line. As of December 31, 2006, net of repayments, the Company had $7.1 million outstanding under this line. In January 2006, the line was amended and the availability was increased by an additional $3.5 million and was extended through May 2007. During 2006, the Company borrowed approximately $1.5 million and has approximately $2.0 million, of this additional $3.5 million, remaining available at December 31, 2006. Such borrowings are collateralized by equipment and other capital purchases made with the proceeds from these notes. Repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for January 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.7% to 10.7%. The loans under this line are subject to acceleration upon the occurrence of certain events of default, including failure to timely pay principal and interest.

In June 2005, the Company entered into a $7.0 million equipment financing line with Oxford Finance Corporation. In 2005 the Company borrowed an aggregate of $7.0 million against this line. As of December 31, 2006, net of repayments, the Company had $5.1 million outstanding under the line. Such borrowings are to be collateralized by corresponding qualified purchases with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for March 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 10.3% to 10.9%. No additional amount may be borrowed under this line.

Facility Loan Agreement—In August 2004, Acusphere entered into a loan with MassDevelopment under which up to $2.0 million of financing is available upon completion by Acusphere of certain tenant improvements to its commercial manufacturing facility in Tewksbury, Massachusetts. Interest accrues under the loan at 5.0% per annum with retroactive adjustments to 9.0% in the event the Company achieves positive operating cash flow, as defined in the agreement, prior to repayment of the loan. The repayment of principal and accrued interest coincides with the term of the Tewksbury lease which has a five-year, nine-month term with options to extend the lease for up to two additional five-year terms. No payments were due under the loan for the first twenty-four months, the Company is scheduled to begin loan repayments in May 2007. Unpaid interest during this twenty-four month period is accrued and principal and accrued interest shall be repaid on a monthly basis thereafter such that the total amount outstanding shall fully amortize over the balance of the term in equal installments. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. In the first quarter of 2005, the Company borrowed $2.0 million under this agreement, secured by certain improvements made at the Tewksbury facility. As of December 31, 2006, Acusphere has $2.0 million outstanding under this financing arrangement, and has accrued interest payable of approximately $0.2 million related to this loan.

The retroactive interest rate adjustment feature of the loan agreement was deemed to be an embedded derivative instrument requiring separate accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and was initially valued at $62,000. The derivative asset is being amortized as interest expense over a term beginning with the loan agreement effective date and ending with the currently expected payment date of the retroactive interest. The fair value of the derivative liability will be re-measured at each reporting period, with any change in value charged or credited to interest expense. There was no change in the estimated fair value of the derivative liability at December 31, 2006.

Amounts Due Under Intellectual Property Agreements

In connection with the Company’s intellectual property agreements with Schering and GE, the Company is scheduled to make payments of $3.0 million in May 2007 and $5.0 million in June 2007. As of December 31, 2006, the Company has included $7.7 million in the current portion of long-term obligations, representing the present value plus accreted interest of the payments due under the Schering and GE agreements.

8. Deferred Revenue

In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed in which the Company granted Nycomed rights to develop and market Imagify in Europe. As of December 31, 2006, Nycomed has paid $12.0 million in license fees for the Company’s research and development efforts, which was being recognized ratably in revenue over the development period, as defined, initially estimated at 42 months in July 2004. Estimation of this development period involves the evaluation of many assumptions and uncertainties inherent in the performance of a long term development project. The Company regularly evaluates these assumptions and uncertainties and the estimated development recognition period may change if facts and circumstances change. During the second and third quarters of 2006, management reevaluated the assumptions underlying the development term and revised the estimated development period from 42 months as of March 31, 2006 to 48 months as of June 30, 2006, and then to 54 months as of September 30, 2006. The remaining $5.3 million of the $12.0 million in development payments already received, but yet to be recognized as revenue, is included in deferred revenue at December 31, 2006 and will be recognized over the remaining estimated development period.

In October 2005 and February 2006, the Company and Nycomed amended the collaboration agreement to accelerate $2.0 million in milestone payments in order to fund certain activities associated with brand development and qualification of a commercial manufacturing facility. The $2.0 million in payments received pursuant to these amendments through December 31, 2006 are considered advances against a future milestone payment for a European regulatory filing, or Marketing Authorization Application (“MAA”). This amount is classified as deferred revenue until the MAA milestone is achieved, provided that the applicable revenue recognition criteria are met.

In connection with the Company’s agreement with Nycomed, the Company is obligated to pay a customary fee to its financial advisor in this transaction. The total fee, of which $325,000, $285,000 and $180,000 was paid by the Company in 2004, 2005 and 2006, respectively, is comprised of cash and warrants and is dependent upon the timing and magnitude of the amounts to be paid by Nycomed to the Company.

9. Income Taxes

At December 31, 2006, Acusphere had a federal net operating loss (“NOL”) carryforward for income tax purposes of approximately $182 million and a Massachusetts NOL of approximately $144 million. Acusphere also has approximately $8.1 million of research and development (“R&D”) credits as of December 31, 2006 available to offset future income taxes payable, if any. The Tax Reform Act of 1986 contains provisions that may limit the utilization of tax attributes (including NOL carryforwards and R&D credits) available to be used in any given year in the event of significant changes in ownership interests, as defined in IRC Section 382.

The components of Acusphere’s deferred tax asset at December 31, 2005 and 2006 are as follows:

	2005	2006
	(in thousands)
Net operating loss carryforwards	$53,682	$70,761
Temporary timing differences:
Revenue recognition	345	2,550
Start-up costs	6,849	5,458
Depreciation	3,077	3,188
Capitalized patent costs	2,694	6,788
Other	182	2,032
Subtotal	13,147	20,016
Research and development credit carryforwards	6,116	8,139
Deferred tax asset	72,945	98,916
Less valuation allowance	(72,945)	(98,916)
	$—	$—

The temporary differences principally consist of capitalized start-up expenses, capitalized patent license expenses and depreciation adjustments for income tax purposes. Acusphere has established a full valuation allowance equal to the amount of its deferred tax asset as the realization of such asset is uncertain. The Company’s effective income tax rate is zero for all periods presented due to the full valuation allowance. The increase in the valuation allowance over the prior year is primarily due to the increase in the NOL carryforward. The valuation allowance increased $16.8 million from 2004 to 2005 primarily as a result of the Company’s net loss.

The primary factors affecting our income tax rates for U.S. federal statutory purposes were as follows:

	2004	2005	2006
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Research and development credits	(9.2)	(1.8)	(3.3)
Permanent differences	0.5	2.3	1.0
Temporary differences fully valued
Revenue recognition	5.0	0.6	4.1
Start-up costs	9.4	(3.7)	(3.1)
Capitalized intellectual property costs	--	5.0	5.8
Other	3.4	0.8	3.0
Valuation allowance	(44.1)	(38.2)	(42.5)
Effective tax rate	0.0%	0.0%	0.0%

10. Stockholders’ Equity

Convertible Exchangeable Preferred Stock

On February 24, 2005, the Company issued 900,000 shares of 6.5% convertible exchangeable preferred stock (the “Preferred Stock”) at $50.00 per share resulting in aggregate gross proceeds to the Company of $45.0 million (net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses). Each share of Preferred Stock has a liquidation preference of $50.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. As of December 31, 2006, dividends accumulated on the Preferred Stock totaled $4.8 million, of which $4.6 million have been paid.

In February 2007, the Company’s board of directors declared a quarterly dividend on the Preferred Stock for all holders as of February 15, 2007. This dividend, which totalled $0.6 million in aggregate, was paid on March 1, 2007.

The Preferred Stock is convertible into the Company’s common stock at any time at the option of the holder at a conversion rate of 7.2886 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $6.86 per share. The initial conversion price is subject to adjustment in certain events, but is not subject to “price based” anti-dilution adjustment. The Company has reserved approximately 5.3 million shares of common stock for issuance upon such conversion.

The Company may elect to automatically convert some or all of the Preferred Stock into shares of common stock if the closing price of the Company’s common stock has exceeded $10.30 per share (150% of the conversion price) for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion. Prior to March 1, 2009, if the Company elects to automatically convert, or if any holder elects to voluntarily convert, the Preferred Stock, the Company will also make an additional payment (“Make-Whole” payment) equal to the aggregate amount of dividends that would have been payable on the Preferred Stock so converted from the original date of issuance through and including March 1, 2009, less any dividends already paid on the Preferred Stock. This additional payment is payable by the Company, at its option, in cash, in additional shares of its common stock, or in a combination of cash and shares of common stock. The Company has reserved a maximum of approximately 0.9 million shares of common stock for issuance under this Make-Whole provision.

Through December 31, 2006, 170,000 shares of Preferred Stock have been voluntarily converted into 1,239,067 shares of the Company’s common stock. In connection with such conversions, the Company issued an additional 304,052 shares of the Company’s common stock in satisfaction of the required Make-Whole payment. The fair value of these Make-Whole payments was approximately $1.5 million, which was charged against the derivative liability.

In accordance with SFAS No. 133, the Company is required to separate and account for as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as unrealized gain or loss on derivative in the statement of operations. The Company determined the fair value of the dividend make-whole payment feature to be $3.1 million at February 24, 2005 (the commitment date). This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. During 2005, make-whole payments related to the conversion of 160,000 shares were made and the derivative liability was reduced for the fair value of these payments. At December 31, 2005, the derivative liability was revalued at approximately $1.1 million. During 2006, make-whole payments related to the conversion of 10,000 shares were made and the derivative liability was reduced for the fair value of these payments. At December 31, 2006, the derivative liability was valued at approximately $0.1 million.

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

Conversions to Common Stock—During the years ended December 31, 2006 and 2005, 10,000 and 160,000 shares of Preferred Stock, respectively, were voluntarily converted into 72,886 and 1,166,181 shares of the Company’s common stock, respectively. In connection with such conversions, during 2006 and 2005 the Company issued 15,526 and 288,526 additional shares of the Company’s common stock in satisfaction of the required Make-Whole payment, respectively.

Common Stock

As of December 31, 2006, there were 98.5 million shares of common stock authorized, 38.1 million shares of common stock outstanding and 18.3 million shares of common stock reserved for issuances, representing 5.3 million shares reserved for issuance for in connection with outstanding convertible exchangeable preferred stock, 0.9 million shares reserved for issuance in connection with the make-whole payments provisions of the outstanding convertible exchangeable preferred stock, 6.7 million shares reserved for issuance in connection with outstanding common stock warrants, 4.0 million shares reserve for issuance in connection with outstanding stock options, 1.2 million shares reserved for issuance, in aggregate, in connection with shares available for future stock or option grants under the 2003 Plan and 2005 Plan and 0.2 million shares reserved for issuance under the Purchase Plan.

On December 12, 2006, the Company sold 9,259,254 units, each unit consisting of (i) one share of common stock and (ii) one fully vested warrant to purchase 0.4 shares of common stock at an exercise price of $3.11 per share, for a purchase price of $2.75 per unit, resulting in aggregate gross proceeds to the Company of $25.5 million (net proceeds of approximately $23.8 million after deducting underwriting discounts and commissions and offering expenses). The shares of common stock and warrants were immediately separable and were issued separately. The warrants will be exercisable beginning on June 12, 2007 and until December 12, 2011.

On April 12, 2006, the Company sold 5,772,004 units, each unit consisting of (i) one share of common stock (ii) one fully vested warrant to purchase 0.3 shares of common stock at an exercise price of $7.97 per share, for a purchase price of $6.9675 per unit, resulting in aggregate gross proceeds to the Company of $40.2 million (net proceeds of approximately $37.7 million after deducting underwriting discounts and commissions and offering expenses). The shares of common stock and warrants were immediately separable and were issued separately.  The warrants were exercisable beginning on October 12, 2006 and until April 12, 2011.

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

Equity Line of Credit Arrangement

On August 31, 2006, the Company entered into what is sometimes termed an equity line of credit arrangement with Azimuth Opportunity Ltd. The arrangement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $30,000,000 of the Company’s common stock, or up to a maximum of approximately 7.6 million shares of common stock (which would result in gross proceeds of $18.6 million based upon the $2.44 per share closing market price of the Company’s common stock on December 29, 2006), whichever occurs first, over the 18-month term of the agreement.

No share of common stock was issued nor was any commitment fee paid to Azimuth in connection with the execution and delivery of the agreement. The Company is not required to sell any shares of common stock under the agreement.

From time to time during the term of the agreement, and at the Company’s sole discretion, the Company may present Azimuth with draw down notices requiring Azimuth to purchase the Company’s common stock at a per share purchase price equal to the daily volume weighted average price of the common stock, less a discount ranging from 3.875% to 5.875%. Through December 31, 2006 the Company has not issued any shares under this agreement.

11. Common Stock Warrants

As of December 31, 2006, warrants to purchase shares of the Company’s common stock, the origination of which were derived in connection with debt and lease financing transactions, the collaborative agreement with Nycomed and the April 2006 and December 2006 common stock offerings, were outstanding for an aggregate of 6,747,085 shares of common stock at an effective weighted average price of $5.64 per shares as follows:

Number of	Exercise Price	Expiration
Shares	Per Share	Date
7,517	$12.84	June 6, 2007
5,194	28.50	February 21, 2008
3,404	18.00	February 26, 2008
450,897	8.46	April 11, 2008
684	14.00	April 11, 2008
7,540	8.46	June 27, 2008
573,105	8.50	August 2, 2008
16,212	19.80	October 16, 2008
14,934	19.80	October 19, 2008
114,895	8.50	October 20, 2008
55,732	6.28	November 30, 2009
2,688	19.80	January 5, 2010
30,844	28.50	March 30, 2011
28,138	28.50	September 27, 2011
1,731,600	7.97	April 12, 2011
3,703,701	3.11	December 12, 2011
6,747,085	$5.64

On November 30, 2004, Acusphere issued a warrant to purchase up to 55,732 shares of its common stock at an exercise price of $6.28 per share to a financial adviser in consideration of its services to the Company in connection with the consummation of its collaborative agreement with Nycomed Danmark ApS. The warrant may be exercised any time and expires on November 30, 2009. The number of shares issuable upon exercise of the warrant and the exercise price thereof is subject to adjustment from time to time in the event of stock subdivisions, stock splits and stock combinations. The warrant does not include a cashless exercise feature. Acusphere recorded the deemed fair value of the warrant of $241,639, based upon the Black-Scholes option-pricing model, as a deferred consulting expense included in other assets, which is being amortized over the collaborative agreement’s revenue recognition term as consulting expense. Amortization expense recorded within general and administrative costs during 2004, 2005 and 2006 totaled $35,000, $69,000 and $31,000, respectively.

No warrants were exercised during 2004, 2005 or 2006.

12. Research and License Agreements

Acusphere has clinical and pre-clinical study research agreements with various institutions. Total expenses incurred amounted to approximately $4.8 million, $7.6 million and $5.3 million in sponsored-research expenses relating to such agreements during the years ended December 31, 2004, 2005 and 2006, respectively.

13. Commitments

Operating Leases—Acusphere has leased office, laboratory and manufacturing space under various agreements accounted for as operating leases. During 2004, 2005 and 2006, rent expense totaled approximately $2.9 million, $3.2 million and $3.4 million, respectively.

Acusphere’s Watertown, Massachusetts headquarters is under a lease with an original term of 10-years, which began in December 2001. Acusphere maintains a $1.0 million security deposit as a condition of this lease. This deposit amount is included in other assets at December 31, 2005 and 2006. In conjunction with the lease agreement Acusphere issued a warrant to the lessor allowing for the purchase of 30,844 shares of common stock. Acusphere recorded the $0.5 million fair value of the warrant, based upon the Black-Scholes option-pricing model, as deferred rent expense included in other assets. This deferred rent is being amortized over the lease term as rent expense, with $0.1 million recorded within rent expense for each of the years ended December 31, 2004, 2005 and 2006. During 2005, the term of this lease was extended by six months.

In July 2004, Acusphere entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. This lease has a five year, nine month term with options to extend the lease for up to two additional five-year terms at predetermined rental rates. Under the lease, Acusphere received nine months of occupancy free of base rent, followed by base rent of approximately $0.4 million for the next twelve months with scheduled annual rental rate increases thereafter. In October 2004, Acusphere paid an initial $1.0 million security deposit to the landlord as part of the lease, subject to reduction if the Company made certain improvements to the facility. As of December 31, 2004, $0.9 million of this deposit amount was included in other current assets and $0.1 million was included in other assets. The $0.9 million was refunded to the Company during 2005. The remaining $0.1 million is included in other assets at December 31, 2005 and 2006.

Future minimum payments due under the non-cancelable facility leases are as follows as of December 31, 2006 (in thousands):

Year Ending December 31,
2007	$2,917
2008	3,060
2009	3,205
2010	2,887
2011	2,766
Thereafter	1,432
$16,267

14. Employee Savings Plan

Acusphere has an employee savings plan covering all employees of the Company who meet certain defined requirements. Under this plan, which was adopted under Section 401(k) of the Internal Revenue Code, employees may elect to make tax-deferred contributions of up to 20% of their salaries, subject to certain limitations. During 2005 and 2006, the Company provided a matching contribution of $142,000 and $205,000, respectively, representing 50% of contributions per employee, up to a maximum Company contribution of $2,500 per employee. Under the 401(k) plan, employees are not eligible to invest directly in shares of Acusphere stock. The Company made no matching contributions in 2004.

Item 15.2.       Supplemental Financial Statement Schedule - Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the fiscal years ended December 31, 2005 and 2006 (in thousands, except per share data):

	Revenue	Net Loss	Net Loss Available to Common Stockholders	Net Loss Available to Common Stockholders Per Share— Basic and Diluted
Year Ended December 31, 2005
First Quarter	$857	$(7,973)	$(7,973)	$(0.45)
Second Quarter(1)	857	(15,343)	(16,375)	(0.92)
Third Quarter	857	(9,711)	(10,442)	(0.58)
Fourth Quarter	857	(11,599)	(12,254)	(0.56)
Year Ended December 31, 2006
First Quarter	857	(13,453)	(14,054)	(0.61)
Second Quarter(2) & (3)	246	(22,877)	(23,470)	(0.84)
Third Quarter(3)	12	(12,742)	(13,335)	(0.46)
Fourth Quarter	666	(12,017)	(12,611)	(0.39)

(1)          Our net loss for the second quarter of 2005 includes $6.2 million in expense from the Company’s acquisition of certain intellectual property rights from Schering in May 2005.

(2)          Our net loss for the second quarter of 2006 includes $10.1 million in expense from the Company’s licensing of certain intellectual property rights from GE and Bracco in June 2006.

(3)          Our revenue decrease from prior quarters reflects a change in the estimated development period over which the Nycomed collaboration revenue is being recognized. During the periods of these changes in estimates, Q2 and Q3, no revenue was recognized under the Nycomed development agreement.