Form 10-Q
period 2007-03-31
ACUSPHERE INC
filed 2007-05-10
CIK 1115143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 7, 2007 there were 38,481,154 shares of the registrant’s common stock, $.01 par value per share, outstanding.

ACUSPHERE, INC.

Form 10-Q
For the Quarterly Period Ended March 31, 2007

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	As of
	March 31, 2007	December 31, 2006
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$47,395	$59,750
Other current assets	1,012	841
Total current assets	48,407	60,591

PROPERTY AND EQUIPMENT, at cost:
Property and equipment	54,597	54,507
Less accumulated depreciation and amortization	24,538	22,054
Property and equipment, net	30,059	32,453

OTHER ASSETS	1,699	1,778
TOTAL ASSETS	$80,165	$94,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$11,849	$12,899
Current portion of deferred revenue	2,667	2,667
Derivative liability	218	59
Accounts payable	1,157	2,615
Accrued expenses	4,200	4,085
Total current liabilities	20,091	22,325
LONG-TERM LIABILITIES:
Long-term obligations, net of current portion	9,999	9,381
Deferred revenue, net of current portion	4,000	4,667
Total long-term liabilities	13,999	14,048
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share	7	7

Authorized - 5,000,000 shares as of March 31, 2007 and December 31, 2006; Designated 6.5% convertible exchangeable - 1,000,000 shares as of March 31, 2007 and December 31, 2006; issued and outstanding 730,000 shares as of March 31, 2007 and December 31, 2006 (liquidation value $36,500,000 as of March 31, 2007)

Common stock, $0.01 par value per share	381	381
Authorized, 98,500,000 shares as of March 31, 2007 and December 31, 2006; issued and outstanding 38,138,558 shares as of March 31, 2007 and 38,090,593 as of December 31, 2006
Additional paid-in capital	339,343	339,224
Deferred stock-based compensation	—	(22)
Accumulated deficit	(293,656)	(281,141)
Total stockholders’ equity	46,075	58,449
TOTAL	$80,165	$94,822

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands)

	Three Months Ended
	March 31,	March 31,
	2007	2006

COLLABORATION REVENUE	$667	$857

OPERATING EXPENSES:
Research and development	9,988	10,873
General and administrative	3,220	2,554
Total operating expenses	13,208	13,427

Interest income	721	476
Interest expense	(535)	(480)
Change in valuation of derivative	(160)	(879)
NET LOSS	$(12,515)	$(13,453)

Dividends on preferred stock	(593)	(601)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(13,108)	$(14,054)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE –
Basic and diluted	$(0.34)	$(0.61)
WEIGHTED-AVERAGE SHARES OUTSTANDING –
Basic and diluted	38,111	22,888

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,515)	$(13,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	672	683
Depreciation and amortization	2,525	2,588
Noncash interest expense	220	290
Noncash rent expense	13	26
Noncash amortization of deferred revenue	(667)	(857)
Noncash amortization of fee and warrants to financial advisor	52	67
Noncash change in valuation of derivative	160	879
Changes in operating assets and liabilities:
Deferred revenue	—	510
Other current assets	(171)	(367)
Accounts payable	(1,458)	(2,214)
Accrued expenses	115	(1,040)
Net cash used in operating activities	(11,054)	(12,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(131)	(316)
Decrease in other assets	9	16
Net cash used in investing activities	(122)	(300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(1,203)	(991)
Proceeds from long-term obligations	554	1,407
Payment of preferred stock dividends	(593)	(601)
Proceeds from exercise of stock options	35	80
Proceeds from issuance of common stock from employee stock purchase plan	28	28
Net cash used in financing activities	(1,179)	(77)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,355)	(13,265)

CASH AND CASH EQUIVALENTS, Beginning of period	59,750	51,112
CASH AND CASH EQUIVALENTS, End of period	$47,395	$37,847

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Acusphere, Inc. and Subsidiaries (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements. Those audited statements are included in our Annual Report on Form 10-K for the year ended December 31, 2006, which has been filed with the SEC.

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the full fiscal year.

The Company is subject to a number of risks similar to those of pre-commercial stage companies, including dependence on key individuals, uncertainty of product development and generation of revenues, dependence on outside sources of capital, risks associated with clinical trials, dependence on third party collaborators for research operations, need for regulatory approval of products, successful protection of intellectual property, and competition with larger, better-capitalized companies.  Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company’s cost structure.  There are no assurances, however, that the Company will be able to obtain additional financing on favorable terms, or at all, or successfully market its products. See Item IA of Part II of this Quarterly Registration Form 10-Q “Risk Factors.”

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

3.  Accounting for Stock-based Compensation

Summary of Stock-Based Compensation Plans

In June 2005, the 2005 Stock Option and Incentive Plan (the “2005 Plan”) was approved. The 2005 Plan became effective on June 16, 2005 and provides that a maximum of 1.7 million shares of common stock may be issued as incentive stock options (“ISO’s”), nonqualified stock option, awards of common stock and direct purchases of common stock by Acusphere employees, officers, directors and consultants. The maximum number of shares that may be granted to any employee under the 2005 Plan shall not exceed 1.0 million shares of common stock during any calendar year. Options granted have a term of 10 years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares.  As of March 31, 2007, there were 1.5 million options outstanding under the 2005 Plan, and 0.2 million shares available for future stock and option grants.

In July 2003, the 2003 Stock Option and Incentive Plan (the “2003 Plan”) was approved. The 2003 Plan became effective on the closing of the Company’s IPO on October 14, 2003 and provides that a maximum of 2.5 million shares of common stock may be issued as ISO’s, nonqualified stock option, awards of common stock and direct purchases of common stock by Acusphere employees, officers, directors and consultants. The maximum number of shares that may be granted to any employee under the 2003 Plan shall not exceed 583,334 shares of common stock during any calendar year. Options granted have a term of 10 years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. As of March 31, 2007, there were 2.3 million options outstanding under the 2003 Plan and 0.2 million shares available for future stock and options grants.

In July 2003, the 2003 Employee Stock Purchase Plan (the “Purchase Plan”) was approved which became effective on the closing of the Company’s IPO on October 14, 2003. The Purchase Plan provides for the issuance of a maximum of 233,334 shares of common stock. Eligible employee may contribute up to 10% of their total cash compensation with a maximum of 417 shares semi-annually. The first sale of shares under this plan occurred on February 29, 2004. During the first quarter of 2007, 12,234 shares of common stock were sold to employees under this plan. Acusphere had 194,951 shares available for future sales of common stock under this plan at March 31, 2007.

In March 1994, the 1994 Stock Plan (the “1994 Plan”) was approved. The 1994 Plan, as amended, provided that a maximum of 1,423,663 shares of common stock could be issued as ISOs, nonqualified stock options and stock grants. The Company ceased granting awards under the 1994 Plan after March 7, 2004. As of March 31, 2007, there were 1.0 million options outstanding under the 1994 Plan.

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

Stock compensation expense under SFAS 123R for the first quarter of 2007 and 2006 is as follows (in millions):

	Three Months Ended March 31,
	2007	2006
General & administrative	$0.3	$0.4
Research & development	0.3	0.3
Total	$0.6	$0.7

In accordance with FAS 123R, the Company will report any excess tax benefits from the exercise of non-qualified stock options as financing cash flows.  There were no excess tax benefits recorded from the exercise of non-qualified stock options for the three months ended March 31, 2007.

For purposes of recording stock option-based compensation expense as required by SFAS 123R, the fair values of each stock option granted under the Company’s stock option plan for the three months ended March 31, 2007 were estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of all stock option grants issued for the three month period ended March 31, 2007 and 2006 was $1.28 and $2.32, respectively.

For purposes of recording Employee Stock Purchase Plan (“ESPP”) compensation expense as required by FAS 123(R), the fair values of each share subject to purchase under the ESPP was estimated as of the beginning of the ESPP period using the Black-Scholes option-pricing model.

The fair values of all stock option grants issued were determined using the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.8%	4.6%
Expected volatility of underlying stock	50.0%	36.6%
Expected life of option grants (years)	5.0	5.0

The fair values of options granted during six-month subscription period ended February 28, 2007 and 2006 under the Company’s Purchase Plan were calculated using the following weighted-average assumptions:

	2007	2006
Risk-free interest rate	5.1%	4.8%
Expected volatility of underlying stock	49.8%	37.0%
Expected life of ESPP shares (years)	0.5	0.5

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

During the three months ended March 31, 2007, the Company granted stock options to existing employees, as part of the Company’s performance review process, new employees and Directors in lieu of cash based compensation. All such options were granted with exercise prices equal to the current market value of the underlying common stock on the date of grant. Aggregate stock options granted during 2007 are as follows:

			Weighted Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share	Fair Value
For the three months ended March 31, 2007:	965,080	$2.45 - $2.70	$2.61	$2,517,191

On February 28, 2007, the company issued 12,234 shares of its common stock under the Purchase Plan at $2.31 per share, reflecting 85% of the closing stock price.

Stock Options

Under the Company’s policies for granting stock options to employees, employees who receive new stock option grants typically receive these grants in the early part of each year in connection with the Company’s annual employee performance and compensation review process. As a result, the level of stock options granted by the Company is typically the highest during the first fiscal quarter of each year.  The following table summarizes the stock option activity in the equity incentive plans from January 1, 2007 through March 31, 2007:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, January 1, 2007	3,961,118	$0.84 - $13.02	$5.96
Granted	965,080	2.45 - 2.70	2.61
Exercised	(30,253)	0.84 - 1.26	1.15
Canceled	(129,454)	0.84 - 8.50	6.24
Balance, March 31, 2007	4,766,491	$0.84 - $13.02	$5.31	8.0	$25,290,260

Vested or Expected to Vest March 31, 2007	4,529,323	$0.84 - $13.02	$5.31	8.0	$24,210,258
Exercisable, March 31, 2007	2,323,983	$0.84 – 13.02	$6.10	7.0	$14,167,688

The following table summarizes information related to the Company’s options at March 31, 2007:

		Outstanding	Weighted		Weighted
		Weighted-Average	Average	Exercisable	Average
	Number of	Remaining	Exercise	Number	Exercise
Exercise Price	Shares	Contractual Life (in Yrs)	Price	of Shares	Price

$ 0.00 - 1.30	385,524	5.5	$0.84	385,524	$0.84
1.31 - 2.60	930,613	9.4	2.56	89,010	2.19
2.61 - 3.91	460,000	9.5	3.25	136,474	3.50
3.92 - 5.21	287,900	8.4	4.83	160,847	4.84
5.22 - 6.51	1,655,740	8.3	5.82	714,736	5.85
6.52 - 7.81	275,719	6.1	6.98	203,718	7.11
7.82 - 9.11	269,149	6.9	8.74	210,236	8.75
9.12 - 10.42	218,500	6.9	9.59	172,723	9.59
10.43 - 13.02	283,346	6.4	13.02	250,715	13.02
	4,766,491	8.0	$5.31	2,323,983	$6.10

The total cash received from employees as a result of employee stock option exercises during the three-month period ended March 31, 2007 was approximately $35,000.

As of March 31, 2007, the aggregate intrinsic value of fully vested and exercisable options is $14.2 million.

As of March 31, 2007, there was $4.5 million of total expected unrecognized compensation cost related to unvested stock options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

4.  Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss available to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. As of March 31, 2007 and 2006, anti-dilutive securities, which consist of convertible exchangeable preferred stock, stock options, warrants, and restricted common stock that are not included in the diluted net loss per share calculation aggregated 16,834,277 and 10,630,728 shares, respectively.

The following table reconciles weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended
	March 31, 2007	March 31, 2006
Weighted-average common shares outstanding	38,111,105	22,888,979
Less weighted-average unvested restricted common shares outstanding	—	(1,008)
Basic and diluted weighted-average common shares outstanding	38,111,105	22,887,971

5. Property and Equipment

Property and equipment at cost consist of the following (in thousands):

	As of:		Estimated Useful Life
	March 31, 2007	December 31, 2006
Equipment	$23,001	$22,993	3 – 5 years
Furniture and fixtures	424	424	5 years
Leasehold improvements	31,064	31,030	Lease term (a)
Sub-total depreciable assets	54,489	54,447
Less: accumulated depreciation and amortization	(24,538)	(22,054)
Total depreciable assets, net	29,951	32,393
Deposits on equipment purchases	108	60	N/A
Total property and equipment	$30,059	$32,453

(a) The Company depreciates leasehold improvements and equipment under capital leases over the lesser of their useful lives or the remainder of their respective lease terms.

Leasehold improvements primarily represent costs incurred for the build-out of the Company’s commercial manufacturing facility in Tewksbury, Massachusetts, which are being depreciated over the remaining initial lease term. Deposits on equipment purchases generally represent progress payments made for long-lead time capital equipment purchases. Depreciation on leasehold improvements to this commercial manufacturing facility commenced upon the latter of completion of the improvements or October 2005, at which time the Company received an occupancy permit and began operating use of the facility.  Included in leasehold improvements at March 31, 2007 and 2006, prior to accumulated depreciation and amortization, is capitalized interest in the amount of $813,000 related to the construction of the facility.

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

On June 1, 2006, the Company entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from GE Healthcare (“GE”), a division of General Electric Company. In consideration of the non-exclusive license of these patents, the Company agreed to pay GE $10.0 million prior to commercial approval of Imagify, of which $5.0 million was paid in June 2006 and $5.0 million is due in June 2007, which is included in current portion of long-term obligations.  In addition, the Company agreed to pay GE $5.0 million upon the commercial approval of Imagify (defined as the first to occur of the approval of a New Drug Application in the United States or the approval of a Marketing Authorization Application in Europe) and $5.0 million upon the one year anniversary of such commercial approval.  The latter two $5.0 million payments are contingent upon achievement of future milestone events and, accordingly, have not been recorded at this time.  For accounting purposes the Company has not demonstrated technological feasibility or an alternative future use for these patents.  Therefore, $9.5 million was expensed upon the consummation of the agreement, representing the initial $5.0 million June 2006 payment and the present value of the $5.0 million payment due in June 2007.

On May 11, 2005, the Company entered into a Patent Transfer Agreement with Bayer Schering Pharma AG (“Schering”) pursuant to which the Company acquired rights, title and interest in certain ultrasound-related patents from Schering. In consideration of the transfer and assignment of these patents, the Company agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million was paid in May 2006, and $3.0 million was due in May 2007. Effective April 27, 2007 the Company entered into an amendment (the “Amendment”) to the Patent Transfer Agreement.  The Amendment provides that, in lieu of this final $3.0 million payment in May 2007, the Company shall make a series of payment due as follows: $1.5 million on or before fifteen days following execution of the Amendment; $1.0 million on or before fifteen days after May 11, 2008; and $1.0 million on or before fifteen days after May 11, 2009.  The effect of the Amendment was to decrease current liabilities by approximately $1.5 million, which was reclassified from current to long-term liabilities; there was no impact on the results of operations.  For accounting purposes the Company has not demonstrated technological feasibility or an alternative future use for these patents and the present value of this acquisition cost, $6.2 million, was expensed in May 2005 at the time of acquisition.

7. Long-term Obligations

The carrying value of long-term obligations is as follows:

	March 31, 2007	December 31, 2006

Capital lease obligations	$87	$93
Notes payable	13,867	14,485
Other long-term obligations	7,894	7,702
	21,848	22,280
Less current maturities	(11,849)	(12,899)
Long-term obligations, net	$9,999	$9,381

Capital Lease Obligations

The Company leases capital equipment through Banc of America Leasing Corporation. The remaining monthly payments range from $460 to $1,019 with maturities through June 2010. Interest rates for the above leases range from 7.3% to 9.4%. Acusphere does not have any additional borrowing availability under these lease arrangements as of March 31, 2007.  At March 31, 2007 and December 31, 2006, the cost and net carrying value of equipment under capital leases amounted to approximately $87,000 and $93,000.

Notes Payable

Equipment Promissory Notes— In April 2004, the Company entered into an equipment financing line with General Electric Capital Corporation. In 2004 and 2005, the Company borrowed an aggregate of $10.5 million against this line. As of March 31, 2007, net of repayments, the Company had $6.9 million outstanding under this line. In January 2006, the line was amended and the availability was increased by an additional $3.5 million and was extended through May 2007. During the first quarter of 2007, the Company borrowed approximately $0.6 million and, subject to the terms and conditions of the agreement, has approximately $1.4 million, of this additional $3.5 million, remaining available at March 31, 2007.  Borrowings are collateralized by equipment and other capital purchases made with the proceeds from these notes, with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for October 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.7% to 10.7%. The loans under this line are subject to acceleration upon the occurrence of certain events of default, including failure to timely pay principal and interest.

In June 2005, the Company entered into a $7.0 million equipment financing line with Oxford Finance Corporation. In 2005 the Company borrowed an aggregate of $7.0 million against this line. As of March 31, 2007, net of repayments, the Company had $4.7 million outstanding under the line. Borrowings are collateralized by corresponding qualified purchases with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for March 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 10.3% to 10.9%. No additional amount may be borrowed under this line.

Facility Loan Agreement—In August 2004, Acusphere entered into a loan with MassDevelopment under which up to $2.0 million of financing is available upon completion by Acusphere of certain tenant improvements to its commercial manufacturing facility in Tewksbury, Massachusetts. Interest accrues under the loan at 5.0% per annum with retroactive adjustments to 9.0% in the event the Company achieves positive operating cash flow, as defined in the agreement, prior to repayment of the loan. The repayment of principal and accrued interest coincides with the term of the Tewksbury lease at the time of the loan, the term of which was five-years, nine-months with options to extend the lease for up to two additional five-year terms. The Company is scheduled to begin loan repayments in May 2007. Unpaid interest during this twenty-four month period is accrued and principal and accrued interest shall be repaid on a monthly basis thereafter such that the total amount outstanding shall fully amortize over the balance of the term in equal installments. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. In the first quarter of 2005, the Company borrowed $2.0 million under this agreement, secured by certain improvements made at the Tewksbury facility. As of March 31, 2007, Acusphere has $2.0 million outstanding under this financing arrangement, and has accrued interest payable of approximately $0.2 million related to this loan.

The retroactive interest rate adjustment feature of the loan agreement was deemed to be an embedded derivative instrument requiring separate accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and was initially valued at $62,000. The derivative asset is being amortized as interest expense over a term beginning with the loan agreement effective date and ending with the currently expected payment date of the retroactive interest. The fair value of the derivative liability will be re-measured at each reporting period, with any change in value charged or credited to interest expense. There was no change in the estimated fair value of the derivative liability for the three months ended March 31, 2007.

Amounts Due Under Intellectual Property Agreements

In connection with the Company’s intellectual property agreements, as of March 31, 2007 the Company was scheduled to make payments of $3.0 million in May 2007 to Schering and $5.0 million in June 2007 to GE.  On April 27, 2007, the Company amended the terms of the Schering agreement, modifying the payment terms such that $1.5 million is due to be paid on or before fifteen days following execution of the amendment; $1.0 million on or before fifteen days after May 11, 2008; and $1.0 million on or before fifteen days after May 11, 2009, for a total amount payable, including interest, of $3.5 million. The effect of the Amendment was to decrease current liabilities by $1.5 million, which was reclassified from current to long-term liabilities; there was no impact on the results of operations.  As of March 31, 2007, the Company has included $6.4 million in the current portion of long-term obligations, representing the present value plus accreted interest of the payments as of March 31, 2007, due under the GE and Schering agreements.

8.  Deferred Revenue

In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed in which the Company granted Nycomed rights to develop and market Imagify in Europe.  As of March 31, 2007, Nycomed has paid $12.0 million in license fees for the Company’s research and development efforts, which was being recognized ratably in revenue over the development period initially estimated at 42 months in July 2004. Estimation of this development period involves the evaluation of many assumptions and uncertainties inherent in the performance of a long term development project.  The Company regularly evaluates these assumptions and uncertainties and the estimated development recognition period may change if facts and circumstances change.  During 2006, the estimated development period was revised from 42 months to 54 months.  There was no change in the amortization period during the three months ended March 31, 2007.  The remaining $4.7 million of the $12.0 million in development payments already received, but yet to be recognized as revenue, is included in deferred revenue at March 31, 2007 and will be recognized over the remaining estimated development period.

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

9. Income Taxes

The Company has established a full valuation allowance equal to the amount of its deferred tax asset as the realization of such asset is uncertain. In addition, the Company’s effective income tax rate is zero for all periods presented due to the full valuation allowance and lack of other income tax obligations.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company is subject to taxation in the U.S. and the Commonwealth of Massachusetts.  In connection with the adoption of the provisions of FIN 48 on January 1, 2007 the Company reviewed its tax positions. Based upon the reviews of the tax positions, the Company did not identify any material unrecognized tax positions upon the adoption of FIN 48 and therefore the Company’s adoption of FIN 48 had no cumulative effect on its consolidated financial statements.  There have been no changes in unrecognized tax benefits as a result of tax positions taken during the current period. The Company believes that its unrecognized tax benefits will not significantly change within the twelve months of March 31, 2007.  The Company’s tax years since its inception in 1991 are subject to examination by the tax authorities.

The Company did not have any accrued interest or penalties in its statement of financial position at the adoption of FIN 48.  Should the Company incur interest or penalties related to income taxes those amounts would be included in income tax expense.

10. Stockholders’ Equity

Convertible Exchangeable Preferred Stock

On February 24, 2005, the Company issued 900,000 shares of 6.5% convertible exchangeable preferred stock (the “Preferred Stock”) at $50.00 per share resulting in aggregate gross proceeds to the Company of $45.0 million (net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses). Each share of Preferred Stock has a liquidation preference of $50.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. As of March 31, 2007, dividends accumulated on the Preferred Stock totaled $5.4 million, of which $5.2 million have been paid.

In April 2007, the Company’s board of directors declared a quarterly dividend on the preferred stock for all holders as of May 15, 2007. This dividend, which totaled $0.6 million in the aggregate, will paid on June 1, 2007.

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

The Company may elect to automatically convert some or all of the Preferred Stock into shares of common stock if the closing price of the Company’s common stock has exceeded $10.30 per share (150% of the conversion price) for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion. Prior to March 1, 2009, if the Company elects to automatically convert, or if any holder elects to voluntarily convert, the Preferred Stock, the Company will also make an additional payment (“Make-Whole” payment) equal to the aggregate amount of dividends that would have been payable on the Preferred Stock so converted from the original date of issuance through and including March 1, 2009, less any dividends already paid on the Preferred Stock. This additional payment is payable by the Company, at its option, in cash, in additional shares of its common stock, or in a combination of cash and shares of common stock. The Company has reserved a maximum of approximately 0.8 million shares of common stock for issuance under this Make-Whole provision.

Through March 31, 2007, 170,000 shares of Preferred Stock have been voluntarily converted into 1,239,067 shares of the Company’s common stock. In connection with such conversions, the Company issued an additional 304,052 shares of the Company’s common stock in satisfaction of the required Make-Whole payment. The fair value of these Make-Whole payments was approximately $1.5 million, which was charged against the derivative liability.

In accordance with SFAS No. 133, the Company is required to separate and account for as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the outstanding portion of the derivative are recognized in earnings as unrealized gain or loss on derivative in the statement of operations. The Company determined the fair value of the dividend make-whole payment feature to be $3.1 million at February 24, 2005 (the commitment date). This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. At March 31, 2007, the derivative liability was valued at approximately $0.2 million.

In April 2007, one stockholder voluntarily converted 40,000 shares of preferred stock into 291,545 shares of the Company’s common stock.  In connection with the conversion, the Company issued an additional 43,551 shares of the Company’s common stock in satisfaction of the required Make-Whole payment.

The Company may elect to redeem the Preferred Stock at declining redemption prices on or after March 6, 2009.

The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date for the Company’s 6.5% convertible subordinated debentures (“Debentures”) at the rate of $50 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the Preferred Stock.

The Preferred Stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances.

Common Stock

As of March 31, 2007, there were 98.5 million shares of common stock authorized, 38.1 million shares of common stock outstanding and 18.2 million shares of common stock reserved for issuances, representing 5.3 million shares reserved for issuance for in connection with outstanding convertible exchangeable preferred stock, 0.8 million shares reserved for issuance in connection with the make-whole payments provisions of the outstanding convertible exchangeable preferred stock, 6.7 million shares reserved for issuance in connection with outstanding common stock warrants, 4.8 million shares reserve for issuance in connection with outstanding stock options, 0.4 million shares reserved for issuance, in aggregate, in connection with shares available for future stock or option grants under the 2003 Stock Option Plan and 2005 Stock Option Plan and 0.2 million shares reserved for issuance under the Employee Stock Purchase Plan.

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

From time to time during the term of the agreement, and at the Company’s sole discretion, the Company may present Azimuth with draw down notices requiring Azimuth to purchase the Company’s common stock at a per share purchase price equal to the daily volume weighted average price of the common stock, less a discount ranging from 3.875% to 5.875%.  Through March 31, 2007 the Company has not issued any shares under this agreement.

11. Common Stock Warrants

As of March 31, 2007, warrants to purchase shares of the Company’s common stock, the origination of which were derived in connection with debt and lease financing transactions, the collaborative agreement with Nycomed and the April 2006 and December 2006 common stock offerings, were outstanding for an aggregate of 6,747,085 shares of common stock at an effective weighted average price of $5.64 per shares as follows:

Number of	Exercise Price	Expiration
Shares	Per Share	Date
7,517	$12.84	June 6, 2007
5,194	28.50	February 21, 2008
3,404	18.00	February 28, 2008
450,897	8.46	April 11, 2008
684	14.00	April 11, 2008
7,540	8.46	June 27, 2008
573,105	8.50	August 2, 2008
16,212	19.80	October 16, 2008
14,934	19.80	October 19, 2008
114,895	8.50	October 20, 2008
55,732	6.28	November 30, 2009
2,688	19.80	January 5, 2010
30,844	28.50	March 30, 2011
28,138	28.50	September 27, 2011
1,731,600	7.97	April 12, 2011
3,703,701	3.11	December 12, 2011
6,747,085	$5.64

12. New Accounting Pronouncements

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

13.     Subsequent Events

Material Agreement

In connection with the Company’s Patent Transfer Agreement with Schering, the Company was scheduled to make a payment of $3.0 million in May 2007.  On April 27, 2007, the terms of this agreement were amended, modifying the payment terms to $1.5 million due in May 2007, $1.0 million due in May 2008 and $1.0 million due in May 2009, for a total payable of $3.5 million.

Preferred Stock Conversion

In April 2007, one stockholder voluntarily converted 40,000 shares of preferred stock into 291,545 shares of the Company’s common stock.  In connection with the conversion, the Company issued an additional 43,551 shares of the Company’s common stock in satisfaction of the required Make-Whole payment.

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

Forward-looking statements include, but are not limited to: our plans to develop and market new products and the timing of these development programs, in particular our estimates of the timing of an NDA and MAA for Imagify; the timing and likelihood of regulatory approval of an NDA and MAA for Imagify; the level of clinical and commercial interest in Imagify; the required size and make-up of a sales force to effectively launch Imagify; our development of other product candidates; our ability to qualify a commercial manufacturing facility for Imagify; our capital requirements and our needs for additional financing; the timing and level of future expenses, revenues and profitability; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract and retain collaborators with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate collaborations, license agreements and other collaborative efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success and timing of other competing therapies that are or may become available; and the manufacturing capacity for our product candidates.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of factors discussed in Part II. Item 1A “Risk Factors” and elsewhere in this report. We caution readers not to place undue reliance on any such forward-looking statement, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Overview

We are a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using our proprietary porous microparticle technology. We are focused on developing proprietary drugs that can offer significant benefits such as improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. Our lead product candidate, Imagify™ (perflubutane polymer microspheres), is a cardiovascular drug in Phase 3 clinical development for the detection of coronary artery disease, the leading cause of death in the United States. In May 2007, we announced the results of our second Phase 3 pivotal trial for Imagify. We believe that our Imagify clinical results support an NDA submission and we are working to submit an NDA for Imagify the estimated timing of which is Q4 2007.  We currently plan, subject to regulatory approvals, to directly market Imagify in the United States.  In Europe, we have partnered with Nycomed for the marketing and sale of Imagify. In addition to our progress with Imagify, we have demonstrated that our technology can improve the formulation of hydrophobic drugs and inhaled asthma drugs.

We believe that Imagify-enhanced cardiac stress ultrasound has the potential to significantly reduce the time, cost and resources needed in the assessment of myocardial perfusion, compared to nuclear stress testing, without subjecting patients to radiation. Myocardial perfusion is blood flow to the heart muscle, a sensitive marker for coronary artery disease.  There is no ultrasound contrast agent currently approved by FDA for use in cardiac ultrasound for myocardial perfusion imaging or for any other indication in conjunction with cardiac stress ultrasound.

We developed Imagify and our other product candidates using our proprietary technology which enables us to control the size and porosity of particles, including nanoparticles and microparticles, in a versatile manner, so we can customize the particles to address the delivery needs of a variety of drugs. We are focused on creating porous microparticles that are smaller than red blood cells. Some of these microparticles are nanoparticles which are smaller than 1 micron. Small microparticles are important for delivering drugs intravenously so that they can pass through the body’s smallest blood vessels, for increasing the surface area of a drug so that the drug will dissolve more rapidly, and for delivering drugs to the lung via inhalation. Porosity is important for entrapping gases in microparticles, for controlling the release rate of the drug from a microparticle, and for targeting inhaled drugs to specific regions of the lung.

We have incurred significant operating losses to develop our product candidates and we anticipate continuing to incur significant operating losses in the coming years. In particular, we expect to incur significant additional expenses and experience other significant capital requirements to seek regulatory approval for Imagify, to complete the qualification of a manufacturing facility for the initial commercial manufacture of Imagify and, subject to regulatory approvals, to launch Imagify. Since our inception, we have funded our operations primarily through private and public placements of equity securities, equipment-backed financings and other debt financings.

Imagify Phase 3 Clinical Trials

We have completed two Phase 3 pivotal clinical trials for Imagify and we believe that these clinical trial results support our plan to submit an NDA seeking approval to market and sell Imagify.  These two pivotal trials, named RAMP-1 and RAMP-2, respectively, were independent multi-center pivotal trials conducted at clinical sites primarily located in North America and Europe. “RAMP” stands for Real-time Assessment of Myocardial Perfusion with echocardiography. Data from the Phase 3 pivotal studies are intended for submission to U.S., European, and potentially other regulatory authorities.

Pivotal Trial Design. RAMP-1 and RAMP-2 were designed to demonstrate that Imagify-enhanced cardiac stress ultrasound is non-inferior to nuclear stress testing. Non-inferior refers to a statistical type of trial analysis which is designed to show that one test is comparable to another test within a certain statistical margin of error. We believe that if the trial data demonstrates to regulatory authorities that Imagify-enhanced cardiac stress ultrasound is non-inferior to nuclear stress testing and if Imagify receives regulatory approval, that Imagify-enhanced cardiac stress ultrasound will compete with nuclear stress tests based on criteria such as lower costs, faster study time, quicker availability of results and no exposure to radiation.

Patients enrolled in the RAMP-1 and RAMP-2 trials acted as their own controls. Patients enrolled in these studies received an Imagify-enhanced cardiac stress ultrasound. All of the patients evaluated for efficacy in these trials also received a nuclear stress test. The Imagify-enhanced cardiac stress ultrasound images and the nuclear stress images resulting from these studies were forwarded by the clinical sites to an independent clinical research organization where all information about the patients, other than what is shown by the images themselves, was removed. Because all such patient information was removed from the images, evaluators of the images are referred to as “blinded readers”. In the trials, images produced by Imagify-enhanced stress echo were evaluated by echocardiologists, who we refer to as ultrasound blinded readers. Images produced by nuclear stress tests were evaluated by nuclear cardiologists, who we refer to as nuclear blinded readers.  In these trials, we used expert and highly experienced nuclear readers. In addition, to ensure high quality standards for the comparator and truth standards in the trials, we standardized the protocol for the conduct of the nuclear stress tests and coronary angiography based on our understanding of on best clinical practice and used a leading nuclear imaging contrast agent for enhancement of the nuclear stress images.

In the trials, a truth standard defined which patients have disease and which patients are normal, and served as the basis for quantifying the performance of the ultrasound blinded readers and the performance of the nuclear blinded readers.  Non-inferiority or, superiority when achieved, was determined by comparing the performance of the ultrasound blinded reader to the nuclear blinded reader.

Non-inferiority of Imagify-enhanced cardiac stress ultrasound relative to nuclear stress was evaluated in three ways. First, non-inferiority was evaluated in all patients.  “Accuracy” is defined as a measure of the percentage of patients in which the test is correct relative to the truth standard. Accuracy was established in our RAMP-2 statistical analysis plan as the principal primary endpoint of the pivotal trials and the gating endpoint with respect to our NDA submission. In accordance with the trial design, if the accuracy endpoint was not achieved in the trial, the trial would fail. Provided that ultrasound blinded readers demonstrated that their accuracy was non-inferior to the results from the nuclear blinded readers, non-inferiority was evaluated in two subsets of patients, those with disease and those without disease.  “Sensitivity” is defined as a measure of the effectiveness of the test in assessing the presence of disease in the patients who have been shown by the truth standard as having coronary artery disease and “specificity” as a measure of the effectiveness of the test in assessing the absence of disease in the patients who have been shown by the truth standard to be free of coronary artery disease. Sensitivity and specificity were the second and third clinical trial endpoints; the component primary endpoints. For both ultrasound and nuclear, because sensitivity and specificity are subsets of accuracy, when sensitivity increases and overall accuracy remains unchanged there is a corresponding decrease in specificity. Imaging techniques such as nuclear and ultrasound, which provide clinicians with information for their evaluation, involve reader judgment and have historically demonstrated variability between readers with respect to sensitivity and specificity depending upon whether the readers are aggressive (meaning a tendency to diagnose disease) or conservative (meaning a tendency to diagnose an absence of disease) in evaluating difficult cases. The principal primary endpoint of accuracy is a measure that incorporates both sensitivity and specificity across all patients in the clinical trials. Accuracy tends to be more objective as it is less susceptible to conservative and aggressive reader judgment.

Patients enrolled in the RAMP-1 and RAMP-2 clinical trials all were patients suspected of having, or known to have, coronary artery disease. For inclusion in the RAMP-1 trial, all patients were previously referred, in accordance with the current practice of medicine, for a nuclear stress test.  For inclusion in the RAMP-2 trial, all patients were previously referred, in accordance with the current practice of medicine, for a coronary angiography.  Accordingly and intentionally, overall patients enrolled in RAMP-2 had a higher risk of coronary artery disease than patients enrolled in RAMP-1.

Pivotal Trial Results Overview. There were three different readers in each of RAMP-1 and RAMP-2 (6 readers in total). They all demonstrated that they were non-inferior to nuclear stress with respect to the principal primary endpoint of accuracy.  In the RAMP-1 trial, the trial with the relatively lower risk patient population, the ultrasound blinded readers demonstrated superior specificity (the measure of effectiveness in assessing the absence of disease) compared to nuclear stress. In the RAMP-2 trial, the trial with the relatively higher risk patient population, the ultrasound blinded readers demonstrated superior sensitivity (the measure of effectiveness in assessing disease) compared to nuclear stress. We demonstrated superior specificity in RAMP-1 and superior sensitivity in RAMP-2.  Only one of the three ultrasound blinded readers demonstrated non-inferiority to nuclear stress for sensitivity in RAMP-1, and only one of the three ultrasound blinded readers demonstrated non-inferiority to nuclear stress for specificity in RAMP-2.  We believe that the missed component primary endpoints in these trials was due largely to the inherent trade-off between sensitivity and specificity caused by “aggressive” and “conservative” ultrasound and nuclear readers. While these component primary endpoints were missed, we believe that both trials demonstrated that, overall,  Imagify-enhanced cardiac stress ultrasound is just as accurate as nuclear stress across all readers. We also believe that because, in addition to achieving the principal primary endpoint in both trials, Imagify-enhanced cardiac stress ultrasound also demonstrated superior results on component primary endpoints which we believe were the most important in each of these trials (specificity in the lower risk patient population and sensitivity in the higher risk patient population), this data supports an NDA submission for Imagify. We intend to submit our NDA in Q4 2007 subject to completion of required remaining qualification steps relating to its commercial manufacturing facility.

RAMP-1 Trial Results.  In June 2006, we announced results of RAMP-1. 320 patients were enrolled in the RAMP-1 clinical trial. More than 99% of the ultrasound images acquired from patients enrolled in the trial were evaluable.  The truth standard in this trial was angiography, clinical outcome or clinical outcome with the unblinded evaluation of the nuclear stress test. The truth standard was angiography in 42% of patients.

The accuracy and specificity results for RAMP-1 exceeded the criteria for success, which was defined in our statistical analysis plan as the ability of 2 out of 3 ultrasound blinded readers to show non-inferiority compared to nuclear stress.  Three of three ultrasound blinded readers had statistically non-inferior accuracy to the nuclear blinded reader, whose accuracy was 70% (all p values <0.005).   Two of three ultrasound blinded readers had statistically superior specificity to the nuclear blinded reader, whose specificity was 63% (p value for both with respect to non-inferiority <0.001). The sensitivity results missed the criteria for success of the trial with one of three ultrasound blinded readers having statistical non-inferior sensitivity (p=0.002) to the nuclear blinded reader’s sensitivity of 78%. Based upon our review of the safety data from this trial, we believe Imagify was well tolerated. Disease prevalence in the RAMP-1 trial was 44%.

The majority of adverse events, or AEs, reported were mild in intensity, transient, and resolved without residual effects. The most common AEs reported were headache, chest pain, nausea, flushing and dizziness and the majority of these AEs occurred following the administration of the dipyridamole pharmacologic stress agent. Serious adverse events, or SAEs, and dose discontinuation was experienced in four and five of 320 patients, respectively. All SAEs were non-life threatening, transient, and resolved without residual effects.

RAMP-2 Trial Results.  In May 2007, we announced results of RAMP-2. 457 patients were enrolled in the RAMP-2 trial. In accordance with the trial design, patients who did not have a nuclear stress test or whose nuclear stress test was not in accordance with the trial protocol were evaluated for safety but excluded from the primary efficacy analysis. The reported efficacy results from the RAMP-2 trial are based on 377 patients. 100% of the ultrasound images were evaluable. Coronary angiography was used in 98% of the patients studied as the truth standard.  A truth standard defines which patients have disease and which patients are normal, and serves as the basis for quantifying the performance of the ultrasound blinded readers and the performance of the nuclear blinded readers.

The accuracy and sensitivity results for RAMP-2 exceeded the criteria for success, which was defined in our statistical analysis plan as the ability of 2 out of 3 ultrasound blinded readers to show non-inferiority compared to nuclear stress.  Three of the ultrasound blinded readers had superior sensitivity and non-inferior accuracy to nuclear stress. The median Imagify-enhanced cardiac ultrasound blinded results and median nuclear stress reader were, respectively, 70% and 67% for accuracy (all p values <0.001) and 73% and 61% for sensitivity (all p values <0.020).  The specificity results missed the criteria for success with one of three ultrasound blinded readers having statistical non-inferior specificity to nuclear stress (p = 0.01). The median Imagify-enhanced cardiac ultrasound blinded results and median nuclear stress results for specificity were, respectively, 66% and 76%.  Based upon our review of the safety data from this trial, we believe Imagify was well tolerated. Disease prevalence in the RAMP-2 trial was 58%.

The majority of AE’S reported were mild in intensity, transient, and resolved without residual effects.  The most common AEs reported were headache, increased white blood cell count, flushing, nausea, and chest pain. Each patient in the trial was subjected to pharmacological stress to assess myocardial perfusion. The majority of these adverse events occurred following the administration of the dipyridamole pharmacologic stress agent. SAEs were reported in six patients. All SAEs were non-life threatening. Seven of the 457 patients enrolled discontinued dosing in the clinical trial due to AEs or SAEs. Imagify has now been cumulatively studied in over 1,000 patients with known or suspected of having coronary artery disease. Based upon the results of these studies, the Company believes that Imagify is well tolerated.

We believe that experience from RAMP-1 contributed to the higher ultrasound sensitivity results in RAMP-2.  Following RAMP-1, the ultrasound blinded readers from RAMP-2 were trained based on these findings.  During this training period, the RAMP-2 readers remained blinded to the RAMP-2 results.

The discussion of our NDA submission timing and likelihood of success reflects our current assumptions, based on our knowledge and experience and the guidance of our advisors.  We cannot assure you that these timelines will be met, nor can we assure you that our estimates and assumptions will not change based upon ongoing regulatory feedback or that FDA will accept and approve our NDA once submitted.  We cannot control nor predict the timing or extent, if any, of FDA approval of Imagify. Nycomed is responsible for submission of Imagify for approval in Europe. We cannot control nor predict the timing or extent, if any, of Imagify approval in Europe or elsewhere.

Imagify Manufacturing Facility Update

Prior to filing an NDA for Imagify, we must demonstrate that we can successfully and repeatedly manufacture Imagify in compliance with current good manufacturing practices, or cGMPs, enforced by FDA and overseas regulatory agencies in the manufacturing facility that we intend to use to produce Imagify at commercial launch.  We must successfully demonstrate the manufacture of Imagify in accordance with European regulatory requirements prior to Nycomed filing an MAA for Imagify.

In late 2005, we substantially completed the build-out of a 58,000 square foot commercial manufacturing facility.  In 2006, at this facility in Tewksbury Massachusetts, we completed commissioning of the manufacturing equipment and utilities, produced full commercial scale development batches of Imagify and substantially completed all Installation Qualification, or IQ, and Operational Qualification, or OQ, requirements relating to the equipment and utilities initially needed for this facility.  Remaining steps in 2007 to qualification of the manufacturing facility include; aseptic validation, process qualification and continued product stability testing. All such qualification activities need to be completed under cGMPs. Data from the production of Imagify under cGMPs is intended to be part of our NDA submission of Imagify.  Based upon our current plans, we expect to complete this qualification phase in time to support a NDA submission in the fourth quarter of 2007.

We believe that our existing facilities, assuming the addition of a second lyophilizer that the facility is designed to support, are adequate to meet our current and initial expected commercial requirements and that suitable space will be available as needed.

Although the qualification of the commercial manufacturing facility has completed IQ’s and OQ’s, we cannot assure you that we will not encounter complications in the qualification of operations in this facility which complications could add additional costs or delay our filing of a NDA for Imagify.

Operational Activities

Our current operational activities include:

NDA/MAA:  We currently expect to submit an NDA in support of Imagify in Q4 2007.  Steps we plan to take for submission of the NDA include further analyzing and summarizing the clinical trial results, qualifying our commercial manufacturing facility and meeting with FDA to confirm our belief that no additional clinical trials are necessary.  However, we will continue to analyze our clinical trial results and may ask cardiologists to review RAMP-1 and/or RAMP-2 images to further understand the value of these images and related data.  We intend to submit the NDA in electronic eCTD format so that it can be also be utilized for submission in Europe.

Preparations for Commercialization of Imagify: We plan to continue conducting market research and advancing our plans and preparation for the commercial launch of Imagify.  Our current plan is for us to directly market Imagify in the United States, however, we will continue to evaluate partnering opportunities and their potential advantages and disadvantages to us. We also plan to conduct various clinical trials designed to support the commercialization of Imagify.  In Q1 2007, we completed the ACCESS (Acquiring Consensus for Contrast Echocardiography System Settings) clinical trial. The ACCESS trial enrolled 39 patients. In this trial we believe we have demonstrated the compatibility of Imagify with multiple different ultrasound imaging systems.  This trial is designed to provide a qualitative understanding of Imagify use in association with commonly used ultrasound equipment. We plan to evaluate the prognostic value of Imagify, which is the ability to predict, using Imagify, if the patient is likely to have a future cardiac event, through a trial called PACE (Prognostic Assessment of Contrast Echocardiography). We have begun preparing for the PACE clinical trial, no new administration of Imagify will be required for PACE, as we will conduct follow-up analysis on patients from the RAMP-1 and RAMP-2 trials. We anticipate results from this trial in the first half of 2008.

Publication of Imagify Results: We plan to work with the clinical investigators from RAMP-1 and RAMP-2 to have these trial results published and presented.

Other Product Development: We are increasing our emphasis on pipeline development and anticipate announcing a new program in Q3 2007.

Although we are working towards the achievement of these operational objectives, there can be no assurance that we will successfully achieve these objectives in a timely or successful manner, or that they will be achieved at all.

Financial Operations Overview

Revenue.    We have not generated any revenue from product sales since our inception. Since July 2004, when we entered into our collaboration agreement with Nycomed, the majority of our revenue has been collaboration revenue recognized in connection with research and development activities performed under this agreement.  As of March 31, 2007 Nycomed has paid us $12.0 million in license fees for our research and development efforts. We are recognizing this $12.0 million of initial license and research and development payments ratably over a period currently estimated at 54 months.  The length of this research and development period, which is the period over which we are obligated to perform services, is estimated based on available facts and circumstances.  We periodically evaluate the assumptions underlying our estimate and change our estimate when appropriate.

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

Interest Expense.    Interest expense consists primarily of interest incurred on equipment leases, equipment loans and other financing arrangements.

Change in Valuation of Derivative.   The terms of our February 2005 convertible preferred stock offering and our March 2005 Mass Development loan agreement contain features considered to be embedded derivatives which are recorded at estimated fair value in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments (SFAS 133). Change in valuation of derivative consists of other income (expense) recognized on the change in fair value of the derivative at the end of each reporting period.  The change in the value of the embedded derivative related to the preferred stock is affected by a number of assumptions including the number of preferred shares outstanding, the amount of dividends paid and the probability and timing of conversion into common stock. The derivative liability is reduced for any make-whole payments made during the period upon conversions of preferred stock to common stock. The change in the value of the derivative related to the loan is affected by the expected timing of future positive net cash flows from operations.

Dividends on Preferred Stock.   For the three months ended March 31, 2007 and 2006, dividends on preferred stock consisted of dividends paid or accumulated on the convertible exchangeable preferred stock which we issued in February 2005. Dividends on preferred stock exclude any make-whole payments on conversion of preferred stock to common stock. Dividends on our preferred stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividend payment must be declared by our board of directors and must come from funds that are legally available for dividend payments.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenue.    In connection with our collaboration agreement with Nycomed entered into in July 2004, Nycomed has paid us $12.0 million in license fees for our research and development efforts. We had previously been recognizing this $12.0 million in research and development payments ratably over the estimated development period, as defined, of 42 months.  Estimation of this development period involves the evaluation of many assumptions and uncertainties inherent in the performance of a long term development project.  We regularly evaluate these assumptions and uncertainties and our estimated development recognition period may change if facts and circumstances change.  We reevaluated the assumptions underlying the development term and during 2006 and modified our estimate of the development period over which we are obligated to perform services to 54 months.  Collaboration revenue recognized under this agreement was $0.7 million for the three months ended March 31, 2007 versus $0.9 million in 2006. The decrease in revenue of $0.2 million, or 22%, was due to the modification of the estimated development period made during 2006.

Research and Development Expense.    Research and development expense for the three months ended March 31, 2007 decreased $0.9 million, or 8%, to $10.0 million versus $10.9 million in the prior year period.  The decrease was primarily due to completion of RAMP-2 patient enrolment in Q2 2006 and the timing of material purchases in connection with the validation of our commercial manufacturing facility for Imagify, partially offset by a $0.4 million increase in expense for our earlier-stage development programs.

The following table summarizes the primary components of our research and development expense for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Imagify	$4,001	$5,010
HDDS and PDDS	656	264
Other direct costs	1,691	1,803
Total direct costs	$6,348	$7,077
Indirect costs:
Facility rent costs	863	878
Depreciation	2,470	2,541
Other indirect costs	307	377
Total indirect costs	3,640	3,796
Total research and development expense	$9,988	$10,873

We expect overall research and development expenses in 2007 to be lower than 2006, primarily because we do not anticipate entering into any new agreements to license or acquire additional intellectual property rights relating to Imagify.

Late Stage Clinical Development Program (Imagify).  Our lead product candidate, Imagify, is a cardiovascular drug designed for the detection of coronary artery disease. Direct expense for research and development of Imagify was $4.0 million for the three months ended March 31, 2007 versus $5.0 million in 2006.  The primary contributor to the overall decrease in direct Imagify research and development costs in 2007 versus 2006 was lower material costs due to a large material purchase from one vendor in January 2006. Included in Imagify direct costs for the three months ended March 31, 2007 and 2006 were $2.1 million and $2.7 million, respectively, of costs relating to manufacturing-related activities and manufacturing facility qualification. We anticipate that our clinical costs relating to Imagify pivotal trials will decrease following the release of RAMP-2 results in May 2007 and that these savings will be largely or fully offset by increased costs for regulatory affairs, medical affairs and manufacturing.

Early Stage Development Programs (HDDS and PDDS).  During 2007, we anticipate the costs of early stage development programs to increase as we increase our focus on development of new product candidates.  However, because these programs are in relatively early stages of development, we anticipate that costs related to Imagify will continue to represent our primary research and development expenditures through 2007.

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

General and Administrative Expense.    General and administrative expense for the three months ended March 31, 2007 increased $0.6 million, or 23%, to $3.2 million versus $2.6 million in the prior year period.  The increase was primarily due to higher personnel costs due to increased staffing levels ($0.4 million), primarily marketing, with the balance from higher legal and accounting professional fees.

The following table summarizes the primary components of our general and administrative expense for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Direct costs	$3,039	$2,367
Indirect costs:
Facility costs	126	140
Depreciation	55	47
Total indirect costs	181	187
Total general and administrative expense	$3,220	$2,554

We anticipate general and administrative expenses to increase, including increases in expenses for marketing, sales and business development activities as we prepare for the commercialization of Imagify as well as continue to evaluate opportunities for the application of our HDDS and PDDS technology and to support other product development efforts.

Interest Income.    Interest income for the three months ended March 31, 2007 increased $0.2 million, or 40%, to $0.7 million versus $0.5 million in the prior year period.  The increase was primarily due to higher average cash balances during the period.

Interest Expense.    Interest expense for the three months ended March 31, 2007 and 2006 was $0.5 million.

Change in Valuation of Derivative.  The derivative is related to the embedded derivative instrument from the dividend make-whole payment feature of the preferred stock offering that closed in February 2005. There was expense of $0.2 million from the change in valuation of derivative for the three months ended March 31, 2007 versus expense of $0.9 million from the change in valuation of derivative for the three months ended March 31, 2006.  The derivative liability value is reduced as dividends payments on the preferred stock are made, as well as for any conversions of preferred stock into common stock.

Liquidity and Capital Resources

Historically, we have financed our business through the issuance of equity securities, debt financings and equipment leases and, more recently, with funds from our collaboration with Nycomed. Our liquidity requirements have arisen primarily from research and development expenditures, equipment expenditures and payments on outstanding indebtedness. As of March 31, 2007, we had cash and cash equivalents of $47.4 million. As of March 31, 2007 we owed approximately $0.1 million from capital leases and $21.8 million from notes payable and other long-term obligations. We also had operating lease commitments totaling $15.5 million for rent of our facilities.

During the three months ended March 31, 2007, operating activities used $11.1 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $12.5 million and a decrease in accounts payable and accrued expenses of $1.3 million, partially offset by non-cash charges for depreciation and amortization of $2.5 million and non-cash charges for stock-based compensation of $0.7 million.

During the three months ended March 31, 2007, investing activities used $0.1 million in cash. This use of cash was primarily used for purchases of equipment incurred in connection with our commercial manufacturing facility for Imagify.

During the three months ended March 31, 2007, financing activities used $1.2 million in cash primarily due to payments on long term obligations of $1.2 million, offset by proceeds from new long-term obligations of $0.6 million, and the payment of dividends on the redeemable convertible preferred stock of $0.6 million.

Based upon our current plans, we estimate that our quarterly cash spending from operating activities will be approximately $11 to $15 million for the balance of 2007.  In addition, we anticipate quarterly payments of approximately $1.5 million for repayment of debt related to prior equipment purchases and quarterly payments of approximately $0.6 million for dividends on outstanding preferred stock. We anticipate that our capital expenses will aggregate to approximately $4 to $7 million for the balance of 2007 and that these payments will not exceed $3 million in any single quarter. We also anticipate continuing to seek debt financing for such capital expenditures. These operating and capital cost estimates include costs in preparation of commercialization of Imagify and costs to advance other potential product candidates. The estimates include costs necessary to support qualification of our commercial manufacturing facility as needed for an Imagify NDA submission.  In addition to the above estimated cash requirements, as described below, we are scheduled to pay Schering $1.5 million in May 2007 and GE Healthcare $5.0 million in June 2007.

In April 2007, our board of directors declared a quarterly dividend on the preferred stock for all holders as of May 15, 2007. This dividend, which totals $0.6 million in the aggregate, will be paid on June 1, 2007.

Effective April 27, 2007 we amended our Patent Transfer Agreement with Bayer Schering Pharma AG dated as of May 11, 2005.  Prior to this amendment, we were due to make a payment of $3.0 million to Schering on May 11, 2007.  The amendment provides that, in lieu of this payment, we will make a series of payment due as follows: $1.5 million on or before fifteen days following execution of the amendment; $1.0 million on or before fifteen days after May 11, 2008; and $1.0 million on or before fifteen days after May 11, 2009.

Effective March 28, 2007 and January 5, 2007, we entered into a promissory note with General Electric Capital Corporation, or GE Capital, in aggregate original principal amount each totaling $0.3 million for equipment already purchased by us. The promissory notes includes annual interest rates of 10.41% and 10.60%, respectively, and are payable over 42 consecutive months. The promissory note is secured by the financed equipment pursuant to the terms of our Master Security Agreement with GE Capital. The promissory note is subject to acceleration upon the happening of customary events of default, including the failure to make timely payments of principal and interest.

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

Effective June 1, 2006, we entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from Bracco International BV, or Bracco. In consideration the non-exclusive license of these patents, we agreed to pay Bracco up to a total royalty of Euros 3.0 million, of which Euros 0.5 million was paid in June 2006. An additional Euros 2.5 million is payable upon our achievement of certain defined regulatory milestones.  We also agreed to pay a royalty on future Imagify revenue, up to a maximum royalty amount of Euros 10.0 million, less a portion of the above-referenced milestone payments. Whereas the other obligations are contingent upon the outcome of future events, they have not been recorded at this time.

In June 2005, we entered into a equipment financing line with Oxford Finance Corporation, or Oxford.  In 2005 and 2006, we borrowed an aggregate of $7.0 million against this line. As of March 31, 2007, net of repayments, we had $4.7 million outstanding under this line. Such borrowings are collateralized by corresponding equipment and other capital purchases with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for March 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 10.3% to 10.9% Loan amounts are subject to acceleration upon the happening of certain customary events of default including failure to timely pay principal and interest.

In March 2005, we borrowed $2.0 million under a loan agreement with MassDevelopment to help finance certain tenant improvements to our commercial manufacturing facility in Tewksbury, Massachusetts. Interest accrues under the loan at 5.0% per annum with retroactive adjustments to 9% upon our reaching certain defined earning levels. The repayment of principal and accrued interest coincides with the original term of the Tewksbury lease, which was five-years, nine-months with options to extend the lease for up to two additional five-year terms. No payments were due under the loan for the first 24 months and we are scheduled to begin repayments on this loan in May 2007. Unpaid interest during this twenty-four month period has been accrued and principal and interest will be repaid on a monthly basis thereafter such that the total amount outstanding shall fully amortize over the balance of the term in equal installments. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. The loan is secured by certain of the tenant improvements made at the Tewksbury facility.

In February  2005, we issued 900,000 shares of 6.5% convertible exchangeable preferred stock, our Preferred Stock, at $50.00 per share resulting in net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses. Each share of Preferred Stock has a liquidation preference of $50.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments.  During 2006 and 2005, we paid $2.4 and $2.2 million, respectively, in dividends on our Preferred Stock. As of March 31, 2007, 730,000 shares of Preferred Stock were outstanding. In February 2007, our board of directors declared a quarterly dividend on the Preferred Stock for all holders as of February 15, 2007. This dividend, which totaled $0.6 million in aggregate, was paid on March 1, 2007.

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

Through March 31, 2007, 170,000 shares of Preferred Stock were voluntarily converted into 1,239,067 shares, respectively, of our common stock. In addition, in connection with these conversions we issued 304,052 shares of our common stock in satisfaction of the required Make-Whole payment.  In April 2007, one stockholder voluntarily converted 40,000 shares of preferred stock into 291,545 shares of our common stock.  In connection with the conversion, we issued an additional 43,551 shares of our common stock in satisfaction of the required Make-Whole payment.

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

In April 2004, we entered into an equipment financing line with General Electric Capital Corporation. In 2004 and 2005, we borrowed an aggregate of $10.5 million against this line. As of March 31, 2007, net of repayments, we had $6.9 million outstanding under this line. In January 2006, the line was amended and the availability was increased by an additional $3.5 million and was extended through May 2007.  During 2007, we borrowed approximately $0.6 million and have approximately $1.4 million remaining available under this line at March 31, 2007.  Such borrowings are collateralized by corresponding equipment and other capital purchases with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for October 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.7% to 10.7%. The loans under this line are subject to acceleration upon the happening of certain customary events of default, including failure to timely pay principal and interest.

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed in which we granted Nycomed rights to develop and market Imagify in Europe. Under the original terms of this agreement, Nycomed paid us license fees and research and development payments totaling $12.0 million. The original agreement also provides for Nycomed to pay to us up to $58.0 million in milestone payments upon achievement of certain regulatory milestones and sales goals. Under the agreement, Nycomed has agreed to pay us to manufacture Imagify for them and to pay us royalties on Nycomed’s sales of Imagify. In October 2005, our agreement with Nycomed was amended such that Nycomed paid us an additional $0.2 million in 2005 for activities associated with creating a brand name for Imagify and related trademark activities which amount decreased by $0.2 million the potential $58.0 in milestone payments which may be earned under the agreement. In February 2006, we and Nycomed agreed to further amend the agreement to accelerate $1.8 million in milestone payments in order to fund certain activities associated with the qualification of our manufacturing facility in Tewksbury, Massachusetts. We received this $1.8 million in 2006 as the qualification costs were incurred. Payments received pursuant to these amendments are considered advances against a future milestone payment for a European regulatory filing, or MAA, and are deducted from that milestone payment.

In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. This lease has a five year, nine month term with options to extend the lease for up to two additional five-year terms at predetermined rental rates. Initially, we received nine months of occupancy free of base rent, followed by base rent of approximately $0.4 million in aggregate for the next twelve months with scheduled annual rental rate increases thereafter.

We believe, based on our operating plans, that unless we elect to reduce our current rate of spending and forego pursuit of milestones on our current schedule, we will within the next twelve months require significant additional funds, which we may raise through public or private sales of equity, or from borrowings, or from strategic partners. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and the size and timing of creating expanded manufacturing capabilities. We may also need additional funds for possible future strategic acquisitions of businesses, patent licenses, products or technologies complementary to our business. We do not expect to generate significant revenues from Imagify, other than possible license or milestone payments, unless or until we or current or potential partners submit application for and receive marketing approval from the applicable regulatory authorities. Allowing our resources to become depleted may make future funding more difficult or expensive. When additional funds are required or, in advance of such requirements, we anticipate that funds will be needed, we may raise such funds from time to time through public or private sales of equity or from borrowings or from strategic partners or we may delay funding of certain development activities which could delay the filing of our Imagify NDA and the commercialization of Imagify which would have a materially adverse impact on our growth plans. We are evaluating our funding alternatives, additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from products under development.

Shelf Registration Statement

We have on file with the U.S. Securities and Exchange Commission , or SEC, a “universal shelf” registration statement on Form S-3 (Registration No. 333-134263) and a universal shelf registration statement on Form S-3 (Registration No. 333-123854), which provide for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability of approximately $33.0 million and $27.3 million, respectively, net of financing amounts previously executed under these registration statements and amounts reserved for up to $30.0 million in potential financing under the equity line of credit arrangement we entered into in August 2006 with Azimuth Opportunity, Ltd.  The SEC declared the shelf registration statements effective on August 18, 2006 and April 15, 2005, respectively.  Subject to market conditions and our capital needs, and so long as we are then eligible to use the registration statements under SEC rules, we may again seek to use any remaining availability under the shelf registration statements by making an offering of securities covered for sale under the registration statements. In addition, we may amend our shelf registration statements or file a new shelf registration statement to increase our potential access to capital. If we elect to raise additional capital using a shelf registration statement, we may use the net proceeds from the sale of these securities for general corporate purposes, which may include funding clinical trials, research and development, regulatory activities, acquisitions, including acquisitions of companies, products, intellectual property or other technology, repayment or refinancing of existing indebtedness, investments, capital expenditures, repurchase of our capital stock and for any other purposes that we may specify in any prospectus supplement.

Equity Line of Credit Arrangement

In August 2006, we entered into what is sometimes termed an equity line of credit arrangement with Azimuth Opportunity Ltd. The arrangement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $30.0 million of our common stock, or up to a maximum of approximately 7.6 million shares of common stock, whichever occurs first, over the 18-month term of the agreement. From time to time during the term of the agreement, and at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase our common stock at a per share purchase price equal to the daily volume weighted average price of the common stock, less a discount ranging from 3.875% to 5.875%, based on the volume weighted average price of the common stock.  As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Azimuth under this agreement.  The sale of shares under this equity line will be dilutive to existing stockholders and may have an adverse effect on the price of our securities.  The arrangement includes provisions under which we may, if elected, terminate this equity line of credit without financial penalty.  We have not sold any stock under this agreement through March 31, 2007.

Off-Balance Sheet Financing Arrangements

We currently do not have any special purpose entities or off-balance sheet financing arrangements other than operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period (in 000’s)
Contractual obligations	Total	2007	2008 - 2009	2010 - 2011	2012 and beyond
Long-Term Debt	$15,797	$4,996	$9,023	$809	$969
Capital Lease Obligations	98	24	65	9	—
Operating Lease Obligations	15,547	2,197	6,265	5,653	1,432
Purchase Obligations	238	238	—	—	—
Other Long-Term Liabilities	8,500	6,500	2,000	—	—
Total	$40,180	$13,955	$17,353	$6,471	$2,401

Long-Term Debt of $15.8 million includes $7.8 million in principal and interest payable to General Electric Capital Corporation and $5.4 million in principal and interest payable to Oxford Finance Corporation under equipment loans with payments due in monthly installments over 36 to 48 months, collateralized by the corresponding equipment.  The loans are subject to acceleration upon the occurrence of certain events of default, including failure to timely pay principal and interest.  Also included under Long-Term Debt is $2.6 million in principal and interest payments due under the MassDevelopment loan, under which we borrowed $2.0 million to finance improvements to our commercial manufacturing facility in Tewksbury, Massachusetts. Interest accrues under the loan at 5.0% per annum with retroactive adjustments to 9.0% in the event we achieve positive operating cash flow as defined in the agreement without prior repayment of the loan. The repayment of principal and accrued interest coincides with the term of the Tewksbury lease which has an initial five-year, nine-month term. No payments were due under the loan for the first 24 months, we are scheduled to begin loan repayments in May 2007. The loan is subject to acceleration upon certain events of default, including failure to timely pay principal and interest.

Capital Lease Obligations as classified pursuant to FASB Statement of Financial Accounting Standards No. 13, “Accounting for Leases” relate to leases for business equipment.  We leased capital equipment through Banc of America Leasing Corporation. The remaining monthly payments range from $460 to $1,019 with maturities through June 2010.

Our operating lease obligations of $15.5 million relate primarily to our headquarters and manufacturing facility leases under which we pay monthly rent. Our Watertown, Massachusetts headquarters lease has an original term of 10 years, which began in December 2001, and which was extended by six months during 2005. The lease for our commercial manufacturing space in Tewksbury, Massachusetts has an initial five year, nine month term, which began in July 2004, with options to extend the lease for up to two additional five-year terms at predetermined rental rates.

Purchase Obligations include one purchase order to a supplier for material.

Other Long-Term Liabilities of $8.5 million includes: (i) a $5.0 million payment due in June 2007 to GE Healthcare pursuant to intellectual property license agreement and (ii) pursuant to the Schering intellectual property acquisition agreement, as amended, a $1.5 million payment due in May 2007, $1.0 million due in May 2008 and $1.0 million due in May 2009.  The $8.5 million amount excludes contingent milestone and royalty obligations.

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

We are recognizing collaboration revenue of $12.0 million associated with the initial license and performance-based payments under the Nycomed agreement based on an estimated recognition period of fifty-four months which is the period over which we estimated that we are obligated to perform services supporting the agreement.  Estimation of this development period involves many assumptions, including estimates relating to completion of activities for which we are reliant on Nycomed to achieve. Our estimated development recognition period may change again if facts and circumstances change. Were the estimated development period to be extended, we may be required to record a reduction in cumulative revenue recognized in our statement of operations in the period in which the change in development period is determined.

Our agreement with Nycomed has been modified such that Nycomed has paid us $0.2 million for activities associated with creating a brand name for Imagify and related trademark activities and paid us $1.8 million to support the validation of the our commercial manufacturing facility for Imagify. These amounts were originally scheduled to be paid to us upon Nycomed’s filing for regulatory approval of Imagify in Europe. While the amounts are not refundable, we have deferred recognition of these amounts until after the original regulatory filing milestone has been achieved. Payments received for current and potential HDDS and PDDS feasibility studies, which are offset by costs incurred for such studies, are recognized as revenue over the estimated performance period of each such study. A change in these estimates could result in a significant change to the amount of revenue recognized in future periods. In addition, if the Nycomed collaboration agreement is terminated for reasons other than certain non-performance by us, we would recognize the remainder of the payments we have received or otherwise expect to collect over the amortization period at the time of termination. We will not recognize revenue associated with the potential additional $56 million in milestone-based payments that may be earned under the Nycomed agreement until the underlying regulatory and sales milestones are achieved.

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

Leasehold improvements and equipment under capital leases are recorded at cost. We depreciate leasehold improvements and equipment under capital leases over the lesser of their useful lives or the remainder of their respective lease terms. We began depreciation of leasehold improvements at our Tewksbury facility in October 2005 upon receipt of an occupancy permit and taking occupancy of the facility. Our leasehold improvements costs on this facility approximate $30.4 million and are being depreciated ratably over remaining term of our present lease, the initial term of which is scheduled in expire in April 2010. We believe that the use of the initial term of the lease for the depreciation period, rather than assuming that the lease term is renewed, is appropriate given the inherent uncertainties with a product such as Imagify, which has not yet completed its phase 3 clinical trials and requires regulatory approvals before it can be marketed.  The Risk Factors included under Section 1A of Part II of this document discuss the uncertainties associated with Imagify.

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

Prior to adopting the provisions of FAS 123R, we recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of FAS 123. Because we established the exercise price based on the fair market value of our stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded for stock option expense prior to adopting FAS 123R. Conversely, when the exercise price for accounting purposes was below fair value of our common stock at the date of grant, a non-cash charge to compensation expense was recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. We did issue options prior to its initial S-1 filing in July 2003 at values less than fair market. These grants resulted in the recording of deferred compensation, all of which was expensed as of March 31, 2007.  Stock options are not included in the calculation of diluted net loss per common share due to the antidilutive effect of the stock options for all periods presented.

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

Recently Issued Accounting Pronouncements

In June 2006 the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. FIN 48 is effective for fiscal years beginning after December 15, 2006. Changes in net assets as a result of application of FIN 48 must be accounted for as an adjustment to opening retained earnings. We have completed our initial evaluation of the impact of the January 1, 2007 adoption of FIN 48 and determined that such adoption is not expected to have a material impact on our financial position or results from operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our cash equivalents are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. Our equipment loans and capital leases are not subject to interest rate fluctuations because the interest rates are fixed at the time of borrowing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 16, 2007, we describe risk factors related to the Company.  For convenience, our updated risk factors are included below in this Item 1A.  Other than the risk factors titled:

•                  “We have not generated any product revenue to date, have a history of operating losses and our capitalized resources are limited,”

•                  “Failure to obtain regulatory approvals for our product candidates under development, in particular our lead product candidate Imagify, for which we missed endpoints in each of our pivotal trials, would have a material adverse effect on our business,”

•                  “We may need to enroll more patients in future clinical trials, and any such additional enrollment would require additional expenditures, which may be material, and would likely result in a delay of our submitting an NDA with the FDA for Imagify,”

•                  “We have removed our Imagify manufacturing equipment from the facilities of our third party contract manufacturer and currently have no facility within which to manufacture Imagify until the new commercial manufacturing facility is qualified or until other arrangements are made,” and

•                  “Our potential product trade names may not be acceptable to FDA,”

there have been no material changes in our risk factors from those disclosed in Part II. Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Risks Related to Our Company

We have not generated any product revenue to date, have a history of operating losses and our capital resources are limited.

We are focused on product development and we have not generated any revenue from commercial sales of our products to date. We have incurred losses each year of our operations. For the three months ended March 31, 2007, we had a net loss available to holders of common stock of $13.1 million. At March 31, 2007 we had an accumulated deficit of $293.7 million. We expect our research and development, general and administrative and sales and marketing expenses will increase over the next several years.

We expect to continue to incur losses and capital expenditures for the foreseeable future. We also anticipate cash outflow from debt repayment and payment of other obligations, including dividends payable on our outstanding shares of 6.5% convertible exchangeable preferred stock. We believe, based on our operating plans, that unless we elect to reduce our current rate of spending and forego pursuit of milestones on our current schedule, we will within the next twelve months require significant additional capital to fund our operations, including developing products, conducting clinical trials, achieving regulatory approvals, qualifying commercial manufacturing space and, subject to regulatory approval, commercially launching Imagify, or other product candidates under development or future product candidates. We may raise this additional capital through public or private sales of equity, or from borrowings, or from strategic partners.

As a result of our limited capital resources, we may elect to delay the funding of certain development activities, including those leading to the submission of our NDA for Imagify, which would result in a delay in the commercialization of Imagify. Any such delay in the submission of an NDA or commercialization of Imagify would have a material adverse impact on our business and would likely have a material adverse effect on the market price of our common stock. To address our capital needs, we may elect to raise funds through public or private sales of equity or from borrowings or from strategic partners. Additional equity financing, if available, may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business; and strategic partnerships, if available, may result in royalties or other terms which reduce our economic potential from products under development. In addition, third parties may attempt to acquire us at valuations our board of directors or stockholders may not find attractive.  If our capital resources are not sufficient to fund our planned operations for a twelve month period at the time the audit for our 2007 financial results is complete, our auditor will likely include in its audit report, to be included in our annual report on Form 10-K, an explanatory paragraph regarding substantial doubt relating to our ability to continue as a going concern. Any such qualification of the report of our auditors may have a material adverse effect on our ability to raise capital and may have a material adverse effect on the market price of our common stock.

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

As of April 15, 2007, we had approximately $21.8 million in aggregate principal indebtedness outstanding related to capital lease obligations, notes payable, and other long-term obligations. As of May 7, 2007, we had outstanding 690,000 shares of our 6.5% convertible exchangeable preferred stock, which shares accrue cumulative cash dividends at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. These payments will:

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

Failure to obtain regulatory approvals for our product candidates under development, in particular our lead product candidate Imagify, for which we missed endpoints in each of our pivotal trials, would have a material adverse effect on our business.

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

The data obtained from clinical and pre-clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. In particular, we can not assure you that our planned NDA for Imagify will be accepted by FDA nor can  we assure you that our Imagify clinical results will successfully address the requirements of FDA sufficiently for us to obtain regulatory approval. No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. FDA analysis of results include both quantitative and qualitative analysis. In both our RAMP-1 and RAMP-2 clinical trial results, we achieved the principal primary endpoint of accuracy but failed to achieve one of the two component primary endpoints in each trial (sensitivity in RAMP-1 and specificity in RAMP-2).  The FDA may look at these trials separately rather than in their totality and may not approve Imagify based  upon these missed endpoints. We cannot predict whether FDA will approve Imagify based upon the available results or whether FDA will seek additional data as a condition to approval or whether they will approve Imagify at all.

Our RAMP-1 and RAMP-2 clinical trial results are based upon our statistical analysis plans for those trials. These statistical analysis plans, including calculations of statistical significance, were created based on a variety of factors, including feedback from our discussions with FDA, the input of our regulatory consultants and our own knowledge and past experience in these and similar matters. We anticipate that the FDA will evaluate the quality and independence of the manner in which our Imagify clinical trials were conducted. In recent years, other companies seeking approval for their contrast agents have encountered difficulties convincing FDA that the comparative or truth standards that they used in their clinical trials met acceptable levels of quality, consistency or other standards acceptable to the FDA. In such cases, these issues were reported to be contributing factors in the failure of such product candidates to be approved. If the FDA, upon review, has concern about the quality of the manner in which our RAMP-1 or RAMP-2 trial was conducted, or has concerns about the results of the nuclear stress tests or coronary angiography used as a comparator and truth standard in these trials, this could delay or prevent FDA approval of Imagify based upon our current trial results. There can be no assurance that FDA will accept our statistical analysis without modification.  How, when, or if such matters are resolved may affect whether Imagify is approved for the indication that we are seeking, the timing of such approval, or whether Imagify is approved at all.   In addition, in conjunction with approving products, it is common for regulatory agencies to impose limits on how such products can be used and marketed.  We anticipate that if and when Imagify and other product candidates are approved that the initial use and marketing of these products may be limited at least until such time as we conduct additional clinical studies or information otherwise becomes available to address the underlying reasons for such limitations.

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

Failure to obtain approval for our lead product candidate, Imagify, or delay in such approval, would delay our receipt of product revenues and would have a material adverse affect our business, financial condition and results of operations.  Our stock price would also be materially adversely affected.

Adverse events are likely to be encountered in our clinical trials and these events could delay, limit or prevent regulatory approval.

Many of the patients in our Imagify clinical trials have coronary artery disease. When we conduct future Imagify clinical studies, patients will be exposed to potential safety risks associated with a stress test, including risks associated with a pharmacological stressor, and Imagify. Given the nature of Imagify clinical trials, including the cumulative administration of Imagify to larger numbers of at-risk patients and administering Imagify to patients with coexisting disease, adverse events are expected to be encountered during the clinical trials. Adverse events are also likely to be encountered in clinical trials for our other products, which clinical trials may also include at-risk patients. When significant adverse events are detected and these events are attributable to our products, such events could delay, limit or prevent regulatory agency approval.

Our collaborative partners may not obtain regulatory approvals in other countries, which may have an adverse effect on our business .

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

If discussions with FDA lead us to conclude that further clinical trials of Imagify are required to achieve NDA approval, such trials may affect the timing of NDA submission or approval and would incur significant costs.  We cannot assure that the performance of additional trials would lead ultimately to NDA approval. Moreover, we currently do not possess sufficient inventory of Imagify to conduct any such trial, and would need to contract for the manufacture of such material.  We may not be able to obtain sufficient quantity of such material in a timely fashion or on commercially reasonable terms, or at all.  Our inability to conduct additional clinical trials for Imagify in a timely fashion, or at all, resulting from of our inability to manufacture or obtain clinical trial materials would have material adverse effect on our business.

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

•      terminate or delay qualification of our commercial manufacturing facility; and/or

•                  terminate or delay development of one or more of our product candidates, including Imagify, and discontinue operations of all or a portion of our operations.

Any of these could have a material adverse effect on our business, financial condition and results of operations. Our stock price could also be materially adversely affected.

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

Our commercial manufacturing facility in Tewksbury, Massachusetts is designed to meet our estimated initial commercial demand for Imagify. The facility is being initially equipped to run one production line. In order to support greater production capacity, this production line is designed to support a larger lyophilizer (pharmaceutical freeze dryer which can be operated under sterile conditions) in addition to the one that has been initially installed. Purchasing, installing and qualifying manufacturing equipment, such as a lyophilizer, typically requires significant lead times and temporary discontinuation of production. Also in the future we may need to add additional production lines at the Tewksbury site or elsewhere to meet potential commercial demand for Imagify. We have made no commitment to such additions at this time. The cost of such additions can be significant. There can be no assurance that our capacity estimates will be achieved. Any such additions would increase our operating spending, increase our capital requirements and reduce our resources available for development activities.

We have removed our Imagify manufacturing equipment from the facilities of our third party contract manufacturer and currently have no facility within which to manufacture Imagify until the new commercial manufacturing facility is qualified or until other arrangements are made.

We have removed our Imagify manufacturing equipment from the facilities of a third-party contract manufacturer.  Currently, we have no facility within which to manufacture Imagify until the new commercial manufacturing facility is qualified or until other arrangements are made. We have no existing inventory of Imagify on-hand and would need to produce additional material for future clinical trials. If we lack sufficient inventory of Imagify clinical trial material to perform clinical trials or are unable to manufacture sufficient inventory on a timely basis, our program could be adversely impacted or delayed. These delays could have a material adverse effect on our business, financial condition and results of operations.

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

Our potential product trade names may not be acceptable to FDA.

FDA reserves the right to approve product names prior to commercialization.  We have proposed to FDA the tradename Imagify, as well as an alternative tradename, as a potential product trade name for our lead product.  FDA has raised concerns regarding the name Imagify which, if not resolved, could cause us to use the alternative name which they find acceptable.  Trade names changes could result in additional cost to us and could adversely affect our preparations for commercialization of this product which could adversely affect our business, financial condition and results of operations.

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

We depend on the principal members of our scientific and management staff. The loss of these principal members’ services might significantly delay or prevent the achievement of research, development or business objectives and could materially adversely affect our business, financial condition and results of operations. We do not maintain key person life insurance on any of these principal members except for the CEO. We have entered into executive employment agreements with key members of the management team that provide for compensation and other benefits in the event these persons are terminated other than for cause, including in connection with a “change of control” of Acusphere.

Our success depends, in large part, on our ability to attract and retain qualified scientific and management personnel such as these individuals. We face intense competition for such personnel and consultants. We cannot assure you that we will attract and retain qualified management and scientific personnel in the future. In order to attract, retain and motivate high caliber employees in a competitive environment, stock options are an important part of our compensation program.  As of March 31, 2007, we had approximately 0.4 million stock options available for grant under our existing stock option plans. We believe, based upon competitive compensation analysis, survey data and our operating plans, that we will require more stock options.  If additional stock options are not available to us, this could materially adversely affect our ability to attract, retain and motivate high caliber employees as needed to operate the Company. Such shortage of available stock options would have a material adverse affect on our operating and financial results.

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

•      Imagify, our cardiovascular drug and lead product candidate, if approved for marketing and sale, will compete with nuclear stress tests, the current standard of care in myocardial perfusion imaging. Nuclear contrast agents that are approved for use in myocardial perfusion imaging include products marketed by GE Healthcare and Bristol-Myers Squibb. In 2005, the reimbursement rate of a nuclear stress test was approximately $800 per procedure. In addition, GE Healthcare and Bristol-Myers Squibb have developed and marketed ultrasound contrast agents that have been used for Left Ventricular Opacification, or LVO, and Endocardial Border Delineation, or EBD, in patients with suboptimal images.  No ultrasound contrast agent has been approved by FDA for use in myocardial perfusion imaging using cardiac stress ultrasound. However, we are aware of other companies that are or may be developing ultrasound contrast agents for use in cardiac stress ultrasound. CardioSphere, which is being developed by Point Biomedical Corporation, is an cardiac stress ultrasound contrast agent for the assessment of myocardial perfusion.  It is our understanding that Point Biomedical Corporation is working to design and commence a clinical trial in order to potentially gain regulatory approval for CardioSphere.  In addition, some companies have ultrasound contrast agents that are FDA approved for resting cardiac ultrasound evaluation of LVO and EBD in patients with suboptimal images or are in development. In the future, these companies may seek to broaden their indications to include myocardial perfusion assessment with cardiac stress ultrasound. These FDA-approved agents include Optison, which is marketed by GE Healthcare and Definity, which is marketed by Bristol-Myers Squibb. SonoVue is an ultrasound contrast agent marketed in Europe by Bracco for LVO and EBD and for radiology applications.

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

•      AI-128, our initial sustained release formulation of an inhaled asthma drug, if approved for marketing and sale, will also face intense competition. Companies such as Alkermes possess technology that may be suitable for sustained release pulmonary drug delivery and may have competitive programs that have not been publicly announced or may decide to begin such programs in the future. We are not aware of any other company currently in human clinical development of a sustained release version of the asthma drug that is currently the subject of our research and development efforts. In addition, many asthma drugs are marketed by large pharmaceutical companies with much greater resources than us. These companies may be developing sustained release versions of their asthma drugs that would compete with our sustained release product candidate.

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

The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. An active public market for our common stock may not continue to develop or be sustained. The volatility of pharmaceutical and biotechnology stocks and the level of trading in the stock does not always relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

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

We have on file with the SEC a universal shelf registration statement on Form S-3 (Registration No. 333-134263) and a universal shelf registration statement on Form S-3 (Registration No. 333-123854), which provide for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability of approximately $33.0 million and $27.3 million, respectively, net of financing amounts previously executed under these registration statements and amounts reserved for up to $30.0 million in potential financing under the equity line of credit arrangement we entered into in August 2006 with Azimuth Opportunity, Ltd. The SEC declared the shelf registration statements effective on August 18, 2006 and April 15, 2005, respectively.  Subject to market conditions and our capital needs, and so long as we are then eligible to use the registration statements under SEC rules, we may again seek to use any remaining availability under the shelf registration statements by making an offering of securities covered for sale under the registration statements. In addition, we may amend our shelf registration statements or file a new shelf registration statement to increase our potential access to capital. The addition of these securities into the market may be dilutive to existing stockholders and have an adverse effect on the price of our securities.

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

As of May 7, 2007, and based on information provided to us by such entities: Quaker Capital Management Corporation and their respective affiliates beneficially own approximately 9% of our outstanding common stock; Bank of America Corporation, Columbia Management Advisors, and their respective affiliates beneficially own approximately 8% of our outstanding common stock; the Endowment Capital Group LLC and its affiliates beneficially own approximately 7% of our outstanding common stock; each of Meditor Group Ltd. and MLM Partners and their respective affiliates beneficially own approximately 6% of our outstanding common stock; and each of the Baupost Group LLC and Deutsche Bank AG beneficially own approximately 5% of our outstanding common stock. Collectively these investors will control approximately 46% of our outstanding common stock. These investors, particularly if they were to act together as a concentrated group, could exert influence over the election of our directors, direct our policies and operations, including future issuances of common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and entering into of extraordinary transactions, and their interests, as a concentrated group, may not in all cases be aligned with your interests. This concentration of ownership among a small number of investors may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

Our common stock is junior to our preferred stock with respect to the right to receive payments in the event of a dissolution, liquidation or winding up of Acusphere.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of May 7, 2007, 690,000 of these shares of preferred stock are outstanding. The preferred stock is senior to the common stock as to liquidation. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of May 7, 2007, we have approximately 38,481,154 shares of common stock outstanding and 690,000 shares of convertible preferred stock outstanding that are convertible into approximately 5.0 million shares of our common stock, plus up to a maximum of approximately 0.8 million additional shares of our common stock issuable at our option in satisfaction of the maximum dividend make-whole payment on these shares of preferred stock. All of the shares of common stock issuable upon conversion of our preferred stock will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

The terms of our outstanding shares of preferred stock may restrict our ability to raise additional capital or hamper or prevent an acquisition of us.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of May 7, 2007, 690,000 of these shares of preferred stock are outstanding. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders. Without the vote or consent of the holders of at least a majority of the shares of preferred stock, we can not authorize or sell any equity security that ranks senior to the preferred stock as to dividends or distributions of assets upon liquidation, dissolution or winding up of Acusphere. As a result of this liquidation preference, it may be difficult for us to raise additional capital through the sale of common stock or junior preferred stock on acceptable terms, or at all.

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

In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of May 7, 2007, 690,000 of these shares of preferred stock are outstanding. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December, commencing June 1, 2005. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments. If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our board of directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the preferred stock, voting separately as a class with holders of preferred stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected. These directors will be appointed to classes on the board as determined by our board of directors. These voting rights will terminate when we have declared and either paid or set aside for payment all accrued and unpaid dividends. The terms of office of all directors so elected will terminate immediately upon the termination of these voting rights.

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

10.1

Form of Promissory Note with General Electric Capital Corporation (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 8, 2007)

10.2

Form of Incentive Stock Option Agreement (2003 Stock Option and Incentive Plan) (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2007)

10.3

Form of Non-Statutory Stock Option Agreement (2003 Stock Option and Incentive Plan) (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2007)

10.4

Form of Incentive Stock Option Agreement (2005 Stock Option and Incentive Plan) (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2007)

10.5

Form of Non-Statutory Stock Option Agreement (2005 Stock Option and Incentive Plan) (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2007)

10.6

Acusphere, Inc. Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2007)

10.7

Form of Promissory Note with General Electric Capital Corporation (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2007)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification

31.2*	Rule 13a-14(a) / 15d-14(a) Certification

32.1*	Section 1350 Certifications

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of May 2007.

ACUSPHERE, INC.

By:	/s/ Sherri C. Oberg
Sherri C. Oberg
President and Chief Executive Officer

By:	/s/ John F. Thero
John F. Thero
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Form of Promissory Note with General Electric Capital Corporation (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 8, 2007)

10.2

Form of Incentive Stock Option Agreement (2003 Stock Option and Incentive Plan) (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2007)

10.3

Form of Non-Statutory Stock Option Agreement (2003 Stock Option and Incentive Plan) (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2007)

10.4

Form of Incentive Stock Option Agreement (2005 Stock Option and Incentive Plan) (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2007)

10.5

Form of Non-Statutory Stock Option Agreement (2005 Stock Option and Incentive Plan) (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2007)

10.6

Acusphere, Inc. Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2007)

10.7

Form of Promissory Note with General Electric Capital Corporation (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2007)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification

31.2*	Rule 13a-14(a) / 15d-14(a) Certification

32.1*	Section 1350 Certifications

* filed herewith