Form 10-Q
period 2007-06-30
ACUSPHERE INC
filed 2007-08-08
CIK 1115143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 6, 2007 there were 46,181,860 shares of the registrant’s common stock, $.01 par value per share, outstanding.

ACUSPHERE, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2007

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	As of
	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,133	$59,750
Other current assets	1,006	841
Total current assets	53,139	60,591

PROPERTY AND EQUIPMENT, at cost:
Property and equipment	54,786	54,507
Less accumulated depreciation and amortization	26,773	22,054
Property and equipment, net	28,013	32,453

OTHER ASSETS	1,643	1,778
TOTAL ASSETS	$82,795	$94,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$7,230	$12,899
Current portion of deferred revenue	2,667	2,667
Derivative liability	14	59
Accounts payable	2,052	2,615
Accrued expenses	5,138	4,085
Total current liabilities	17,101	22,325
LONG-TERM LIABILITIES:
Long-term obligations, net of current portion	12,012	9,381
Deferred revenue, net of current portion	3,333	4,667
Total long-term liabilities	15,345	14,048
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share
Authorized - 5,000,000 shares as of June 30, 2007 and December 31, 2006; Designated 6.5% convertible exchangeable-1,000,000 shares as of June 30, 2007 and December 31, 2006; issued and outstanding 690,000 shares as of June 30, 2007 and 730,000 shares at December 31, 2006 (liquidation value $34,500,000 as of June 30, 2007)	7	7
Common stock, $0.01 par value per share
Authorized, 98,500,000 shares as of June 30, 2007 and December 31, 2006; issued and outstanding 46,175,374 shares as of June 30, 2007 and 38,090,593 as of December 31, 2006	462	381
Additional paid-in capital	358,188	339,224
Deferred stock-based compensation	—	(22)
Accumulated deficit	(308,308)	(281,141)
Total stockholders’ equity	50,349	58,449
TOTAL	$82,795	$94,822

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

REVENUE	$667	$246	$1,333	$1,103

OPERATING EXPENSES:
Research and development	10,854	21,640	20,842	32,514
General and administrative	3,357	3,040	6,577	5,594
Total operating expenses	14,211	24,680	27,419	38,108

Interest income	561	757	1,282	1,234
Loss on extinguishment of debt	(1,146)	—	(1,146)	—
Interest expense	(564)	(655)	(1,098)	(1,134)
Change in valuation of derivative	41	1,455	(119)	575
NET LOSS	$(14,652)	$(22,877)	$(27,167)	$(36,330)

Dividends on preferred stock	(561)	(593)	(1,154)	(1,194)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(15,213)	$(23,470)	$(28,321)	$(37,524)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE –
Basic and diluted	$(0.38)	$(0.84)	$(0.73)	$(1.47)

WEIGHTED-AVERAGE SHARES OUTSTANDING –
Basic and diluted	39,908	28,055	39,010	25,447

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,167)	$(36,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,293	1,355
Depreciation and amortization	5,056	5,134
Loss on disposal of property and equipment	11	—
Write-off of intellectual property acquisition cost	—	1,492
Loss on extinguishment of debt	1,146	—
Noncash interest expense	459	576
Noncash rent expense	27	41
Noncash amortization of deferred revenue	(1,333)	(857)
Noncash amortization of fee and warrants to financial advisor	109	78
Noncash change in valuation of derivative	119	(576)
Changes in operating assets and liabilities:
Deferred revenue	—	1,740
Other current assets	(166)	54
Accounts payable	(775)	(1,063)
Accrued expenses	1,053	(1,666)
Net cash used in operating activities	(20,168)	(30,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(414)	(920)
Increase in other assets	(8)	(95)
Net cash used in investing activities	(422)	(1,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(5,538)	(2,005)
Proceeds from long-term obligations	901	2,918
Net proceeds from sale of stock	18,698	37,689
Payment of preferred stock dividends	(1,154)	(1,194)
Proceeds from exercise of stock options	38	114
Proceeds from issuance of common stock from employee stock purchase plan	28	28
Net cash provided by financing activities	12,973	37,550

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,617)	6,513

CASH AND CASH EQUIVALENTS, Beginning of period	59,750	51,112
CASH AND CASH EQUIVALENTS, End of period	$52,133	$57,625

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2007 may not be indicative of the results that may be expected for the full fiscal year.

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

3.  Accounting for Stock-based Compensation

Summary of Stock-Based Compensation Plans

In June 2005, the 2005 Stock Option and Incentive Plan (the “2005 Plan”) was approved. The 2005 Plan became effective on June 16, 2005 and provided for a maximum of 1.7 million shares of common stock to be issued as incentive stock options (“ISO’s”), nonqualified stock options, awards of common stock and direct purchases of common stock by Acusphere employees, officers, directors and consultants. In June 2007, the 2005 Plan was amended and the number of shares available under the Amended and Restated 2005 Stock Option and Incentive Plan (the “Amended 2005 Plan”) was increased by 5.0 million shares, to a maximum of 6.7 million shares.  The maximum number of shares that may be granted to any employee under the Amended 2005 Plan shall not exceed 1.0 million shares of common stock during any calendar year. Options granted have a term of 10 years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares.  As of June 30, 2007, there were 1.7 million options outstanding under the Amended 2005 Plan, and 5.0 million shares available for future stock and option grants.

In July 2003, the 2003 Stock Option and Incentive Plan (the “2003 Plan”) was approved. The 2003 Plan became effective on the closing of the Company’s IPO on October 14, 2003 and provides that a maximum of 2.5 million shares of common stock may be issued as ISO’s, nonqualified stock option, awards of common stock and direct purchases of common stock by Acusphere employees, officers, directors and consultants. The maximum number of shares that may be granted to any employee under the 2003 Plan shall not exceed 583,334 shares of common stock during any calendar year. Options granted have a term of 10 years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. As of June 30, 2007, there were 2.2 million options outstanding under the 2003 Plan and 0.3 million shares available for future stock and options grants.

In July 2003, the 2003 Employee Stock Purchase Plan (the “Purchase Plan”) was approved which became effective on the closing of the Company’s IPO on October 14, 2003. The Purchase Plan provides for the issuance of a maximum of 233,334 shares of common stock. Eligible employee may contribute up to 10% of their total cash compensation with a maximum of 417 shares semi-annually. The first sale of shares under this plan occurred on February 29, 2004. During the first quarter of 2007, 12,234 shares of common stock were sold to employees under this plan. Acusphere had 194,951 shares available for future sales of common stock under this plan at June 30, 2007.

In March 1994, the 1994 Stock Plan (the “1994 Plan”) was approved. The 1994 Plan, as amended, provided that a maximum of 1,423,663 shares of common stock could be issued as ISOs, nonqualified stock options and stock grants. The Company ceased granting awards under the 1994 Plan after March 7, 2004. As of June 30, 2007, there were 0.9 million options outstanding under the 1994 Plan.

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

Stock compensation expense under SFAS 123R for the three and six months ended June 30, 2007 and 2006 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Research & development	$0.3	$0.3	$0.6	$0.6
General & administrative	0.3	0.4	0.6	0.8
Total	$0.6	$0.7	$1.2	$1.4

In accordance with SFAS 123R, the Company will report any excess tax benefits from the exercise of non-qualified stock options as financing cash flows.  There were no excess tax benefits recorded from the exercise of non-qualified stock options for the six months ended June 30, 2007.

For purposes of recording stock option-based compensation expense as required by SFAS 123R, the fair values of each stock option granted under the Company’s stock option plan for the three and six months ended June 30, 2007 were estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of all stock option grants issued for the three month periods ended June 30, 2007 and 2006 were $1.32 and $1.83, respectively, and for the six month periods ended June 30, 2007 and 2006 were $1.29 and $2.25, respectively.

For purposes of recording Purchase Plan compensation expense as required by SFAS 123R, the fair values of each share subject to purchase under the Purchase Plan was estimated as of the beginning of the subscription period using the Black-Scholes option-pricing model.

The fair values of all stock option grants issued were determined using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Risk-free interest rate	4.95%	4.94%	4.79%	4.62%
Expected volatility of underlying stock	53.18%	46.26%	50.77%	38.03%
Expected life of option grants (years)	5.0	5.0	5.0	5.0

The fair values of options granted during six-month subscription period ended February 28, 2007 and 2006 under the Company’s Purchase Plan were calculated using the following weighted-average assumptions:

	2007	2006

Risk-free interest rate	5.1%	4.8%
Expected volatility of underlying stock	49.8%	37.0%
Expected life of option (years)	0.5	0.5

The risk-free rates for the stock option plans and the Purchase Plan are the weighted average of the yield rates on 5-year U.S. Treasury notes on the dates of the stock option grants and the yield rates on 6-month U.S. Treasury bills at the inception of each Purchase Plan subscription period, respectively. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company used the historical volatility of the Company’s market-traded stock for the expected volatility assumption input to the model.

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

During the six months ended June 30, 2007, the Company granted stock options to existing employees, as part of the Company’s performance review process, new employees and Directors in lieu of cash based compensation. All such options were granted with exercise prices equal to the current market value of the underlying common stock on the date of grant. Aggregate stock options granted during 2007 are as follows:

			Weighted Average Exercise Price Per Share
	Number of	Exercise Price
	Shares	Per Share		Fair Value

For the three months ended March 31, 2007:	965,080	$2.45 - $2.70	$2.61	$1,239,645
For the three months ended June 30, 2007:	299,275	$2.10 - $3.98	$2.58	$395,522

On February 28, 2007, the company issued 12,234 shares of its common stock under the Purchase Plan at $2.31 per share, reflecting 85% of the closing stock price.

Stock Options

Under the Company’s policies for granting stock options to employees, employees who receive new stock option grants typically receive these grants in the early part of each year in connection with the Company’s annual employee performance and compensation review process. As a result, the level of stock options granted by the Company is typically the highest during the first fiscal quarter of each year.  The following table summarizes the stock option activity in the equity incentive plans from January 1, 2007 through June 30, 2007:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, January 1, 2007	3,961,118	$0.84 - 13.02	$5.96

Granted	965,080	2.45 - 2.70	2.61
Exercised	(30,253)	0.84 - 1.26	1.15
Canceled	(129,454)	0.84 - 8.50	6.24
Balance, March 31, 2007	4,766,491	$0.84 - 13.02	$5.31	8.0	$25,290,260

Granted	299,275	2.10 - 3.98	2.58
Exercised	(2,500)	1.26 - 1.26	1.26
Canceled	(222,854)	0.84 - 13.02	4.36
Balance, June 30, 2007	4,840,412	$0.84 - 13.02	$5.18	7.6	$25,087,452

Vested or Expected to Vest June 30, 2007	4,539,689	$0.84 - 13.02	$5.18	7.6	$23,825,206
Exercisable, June 30, 2007	2,597,884	$0.84 - 13.02	$6.03	6.4	$15,674,733

The following table summarizes information related to the Company’s options at June 30, 2007:

		Outstanding	Weighted		Weighted
		Weighted-Average	Average	Exercisable	Average
	Number of	Remaining	Exercise	Number	Exercise
Exercise Price	Shares	Contractual Life (in Yrs)	Price	of Shares	Price

$ 0.00 - 1.30	381,567	4.3	$0.84	381,567	$0.84
1.31 - 2.60	1,089,904	9.2	2.47	145,595	2.34
2.61 - 3.91	419,149	9.1	3.27	189,697	3.48
3.92 - 5.21	338,411	8.3	4.69	177,584	4.82
5.22 - 6.51	1,577,525	7.7	5.82	814,070	5.85
6.52 - 7.81	275,593	5.8	6.98	210,301	7.10
7.82 - 9.11	265,879	6.7	8.74	224,265	8.75
9.12 - 10.42	209,749	5.1	9.59	186,380	9.59
10.43 - 13.02	282,635	6.0	13.02	268,425	13.02
	4,840,412	7.6	$5.18	2,597,884	$6.03

The total cash received from employees as a result of employee stock option exercises during the six-month period ended June 30, 2007 was approximately $38,000.

As of June 30, 2007, the aggregate intrinsic value of fully vested and exercisable options was $15.7 million.

As of June 30, 2007, there was $3.9 million of total expected unrecognized compensation cost related to unvested stock options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.86 years.

4.  Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss available to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. As of June 30, 2007 and 2006, anti-dilutive securities, which consist of convertible exchangeable preferred stock, stock options, warrants, and restricted common stock that are not included in the diluted net loss per share calculation aggregated 19,686,823 and 12,295,611 shares, respectively.

The following table reconciles weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Weighted-average common shares outstanding	39,908,133	28,055,275	39,009,619	25,447,887
Less weighted-average unvested restricted common shares outstanding	—	(375)	—	(633)
Basic and diluted weighted-average common shares outstanding	39,908,133	28,054,900	39,009,619	25,447,254

5.  Property and Equipment

Property and equipment at cost consist of the following (in thousands):

	As of:
	June 30, 2007	December 31, 2006	Estimated Useful Life
Equipment	$22,867	$22,993	3 – 5 years
Furniture and fixtures	438	424	5 years
Leasehold improvements	31,180	31,030	Lease term (a)
Sub-total depreciable assets	54,485	54,447
Less: accumulated depreciation and amortization	(26,773)	(22,054)
Total depreciable assets, net	27,712	32,393
Deposits on equipment purchases	302	60	n/a
Total property and equipment	$28,014	$32,453

(a) The Company depreciates leasehold improvements and equipment under capital leases over the lesser of their useful lives or the remainder of their respective lease terms.

Leasehold improvements primarily represent costs incurred for the build-out of the Company’s commercial manufacturing facility in Tewksbury, Massachusetts, which are being depreciated over the remaining initial lease term. Deposits on equipment purchases generally represent progress payments made for long-lead time capital equipment purchases. Depreciation on leasehold improvements to this commercial manufacturing facility commenced upon the latter of completion of the improvements or October 2005, at which time the Company received an occupancy permit and began operating use of the facility.  Included in leasehold improvements at June 30, 2007 and 2006, prior to accumulated depreciation and amortization, is capitalized interest in the amount of $813,000 related to the construction of the facility.

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

On June 1, 2006, the Company entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from GE Healthcare (“GE”), a division of General Electric Company. In consideration of the non-exclusive license of these patents, the Company agreed to pay GE $10.0 million prior to commercial approval of Imagify, of which $5.0 million was paid in June 2006 and $5.0 million was due in June 2007.  In addition, the Company agreed to pay GE $5.0 million upon the commercial approval of Imagify (defined as the first to occur of the approval of a New Drug Application in the United States or the approval of a Marketing Authorization Application in Europe) and $5.0 million upon the one year anniversary of such commercial approval.  For accounting purposes the Company has not demonstrated technological feasibility or an alternative future use for these patents.  Therefore, $9.5 million was expensed upon the consummation of the agreement, representing the initial $5.0 million June 2006 payment and the present value of the $5.0 million payment initially due in June 2007.  The latter two $5.0 million payments are contingent upon achievement of future milestone events and, accordingly, have not been recorded at this time.  Effective May 11, 2007 the Company entered into an amendment (the “Amendment”) to the GE patent license agreement.  The Amendment provides that, in lieu of this $5.0 million payment due on June 1, 2007, the Company agreed to make a series of payments as follows: $1.5 million was paid in May 2007 and six consecutive quarterly installments of $0.9 million due on the first day of the third month of each calendar quarter, commencing June 1, 2008, for a total amended amount payable, including interest, of $7.0 million.  As discussed, $1.5 million was paid to GE in May 2007 and $0.8 million has been included in the current portion of long-term obligations at June 30, 2007.  As the present value of the revised cash flows exceeds 10% of the original cash flows, the modification of the terms has been accounted for as a debt extinguishment. As a result of the modification, the Company recognized $1.1 million in other expense — extinguishment of debt, during the second quarter of 2007, representing the present value of the modified payment terms.  The difference between the present value of the modified liability and the actual cash payments due, or approximately $0.9 million, will be amortized as interest expense over the remaining term of the liability using the revised effective interest rate.

On May 11, 2005, the Company entered into a Patent Transfer Agreement with Bayer Schering Pharma AG (“Schering”) pursuant to which the Company acquired rights, title and interest in certain ultrasound-related patents from Schering. In consideration of the transfer and assignment of these patents, the Company agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million was paid in May 2006, and $3.0 million was due in May 2007.  For accounting purposes the Company has not demonstrated technological feasibility or an alternative future use for these patents and the present value of the initial acquisition cost, $6.2 million in total, was expensed in May 2005 at the time of acquisition.  Effective April 27, 2007 the Company entered into an amendment (the “Amendment”) to the Patent Transfer Agreement.  The Amendment provides that, in lieu of this final $3.0 million payment due in May 2007, the Company agreed to make a series of payments as follows: $1.5 million was paid in May 2007; $1.0 million is due in May 2008 and $1.0 million is due in May 2009.  The $1.0 million payment due in May 2008 has been included in the current portion of long-term obligations at June 30, 2007.  The difference between the present value of the modified liability and the actual cash payments due, or $0.5 million, will be amortized as interest expense over the remaining term of the liability.

7.  Long-term Obligations

The carrying value of long-term obligations is as follows:

	June 30, 2007	December 31, 2006

Capital lease obligations	$80	$93
Notes payable	12,886	14,485
Other long-term obligations	6,276	7,702
	19,242	22,280
Less current maturities	(7,230)	(12,899)
Long-term obligations, net	$12,012	$9,381

Capital Lease Obligations

The Company leases capital equipment through Banc of America Leasing Corporation. The remaining monthly payments range from $460 to $1,019 with maturities through June 2010. Interest rates for the above leases range from 7.3% to 9.4%. Acusphere does not have any additional borrowing availability under these lease arrangements as of June 30, 2007.  At June 30, 2007 and December 31, 2006, the cost and net carrying value of equipment under capital leases amounted to approximately $80,000 and $93,000.

Notes Payable

Equipment Promissory Notes— In 2004 and 2005, the Company borrowed an aggregate of $10.5 million under an equipment financing line with General Electric Capital Corporation. As of June 30, 2007, net of repayments, the Company had $6.4 million outstanding under the line.  In January 2006, the line was amended and the availability was increased by an additional $3.5 million and was extended through May 2007.  During the six months ended June 30, 2007, the Company borrowed an additional $0.9 million, no additional amounts may be borrowed under this line. Borrowings are collateralized by the equipment financed, with repayment due in monthly installments over 36 to 48 months, with the last such repayment scheduled for December 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.7% to 10.7%. The loans under this line are subject to acceleration upon certain events of default, including failure to make timely payments of principal and interest.

In 2005 the Company borrowed an aggregate of $7.0 million under an equipment financing line with Oxford Finance Corporation. As of June 30, 2007, net of repayments, the Company had $4.3 million outstanding under the line. Borrowings are collateralized by the equipment financed, with repayment due in monthly installments over 36 to 48 months, with the last such repayment scheduled for March 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 10.3% to 10.9%. No additional amount may be borrowed under this line.

Facility Loan Agreement— In March 2005 the Company borrowed $2.0 million under a loan agreement with MassDevelopment to help finance certain tenant improvements to its commercial manufacturing facility in Tewksbury, Massachusetts. The loan is secured by certain improvements made at the facility, interest accrues at 5.0% per annum with retroactive adjustments to 9.0% in the event the Company achieves positive operating cash flow, as defined in the agreement, prior to repayment of the loan. The repayment of principal and accrued interest coincides with the term of the Tewksbury lease at the time of the loan, which was five-years, nine-months with options to extend the lease for up to two additional five-year terms. Accrued principal and interest are being repaid on a monthly basis such that the total amount outstanding fully amortize over the balance of the term in equal installments. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. Acusphere began making payments on this loan in May 2007 and as of June 30, 2007, has $2.1 million outstanding under the loan, including principal and interest.

The retroactive interest rate adjustment feature of the loan agreement was deemed to be an embedded derivative instrument requiring separate accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and was initially valued at $62,000. The discount generated from the valuation of the embedded derivative is being amortized as interest expense over a term beginning with the loan agreement effective date and ending with the currently expected payment date of the retroactive interest. The fair value of the derivative liability is re-measured at each reporting period, with any change in value charged or credited to interest expense. There was no change in the estimated fair value of the derivative liability for the six months ended June 30, 2007.

Amounts Due Under Intellectual Property Agreements

In connection with the Company’s Patent Transfer Agreement with Schering, the Company was scheduled to make a payment to Schering of $3.0 million on May 11, 2007.  On April 27, 2007, the Company amended the terms of the Schering agreement, modifying the payment terms such that $1.5 million was paid in May 2007, $1.0 million is due in May 2008 and $1.0 million is due in May 2009, for a total amount payable, including imputed interest as a rate of 11.0%, of $3.5 million.

In connection with the Company’s License Agreement with GE, the Company was scheduled to make a payment to GE of $5.0 million on June 1, 2007.  On May 11, 2007, the Company amended the terms of the GE agreement, modifying the payment terms such that $1.5 million was paid in May 2007 and six consecutive quarterly installments of $916,666.66 are due on the first day of the third month of each calendar quarter, commencing on June 1, 2008, for a total amount payable, including imputed interest at a rate of 22.5%, of $7.0 million.

As of June 30, 2007, the Company has included $1.8 million in the current portion of long-term obligations, representing payments due under the GE and Schering agreements within the next twelve months.

8.  Deferred Revenue

In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed in which the Company granted Nycomed rights to develop and market Imagify in Europe.  As of June 30, 2007, Nycomed has paid $12.0 million in license fees for the Company’s research and development efforts, which was being recognized ratably in revenue over the development period initially estimated at 42 months in July 2004.  Estimation of this development period involves the evaluation of many assumptions and uncertainties inherent in the performance of a long term development project.  The Company regularly evaluates these assumptions and uncertainties and the estimated development recognition period may change if facts and circumstances change.  During 2006, the estimated development period was revised from 42 months to 54 months.  There was no change in the amortization period during the three and six months ended June 30, 2007.  The remaining $4.0 million of the $12.0 million in development payments already received, but yet to be recognized as revenue, is included in deferred revenue at June 30, 2007 and will be recognized over the remaining estimated development period.

In October 2005 and February 2006, the Company and Nycomed amended the collaboration agreement to accelerate $2.0 million in milestone payments in order to fund certain activities associated with brand development and qualification of a commercial manufacturing facility. The $2.0 million in payments received pursuant to these amendments are considered advances against a future milestone payment for a European regulatory filing, or Marketing Authorization Application (“MAA”). This amount is classified as deferred revenue until the MAA milestone is achieved, provided that the applicable revenue recognition criteria are met.

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

10.  Stockholders’ Equity

Convertible Exchangeable Preferred Stock

On February 24, 2005, the Company issued 900,000 shares of 6.5% convertible exchangeable preferred stock (the “Preferred Stock”) at $50.00 per share resulting in aggregate gross proceeds to the Company of $45.0 million (net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses). Each share of Preferred Stock has a liquidation preference of $50.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. As of June 30, 2007, dividends accumulated on the Preferred Stock totaled $5.9 million, of which $5.8 million have been paid.

In August 2007, the Company’s board of directors declared a quarterly dividend on the preferred stock for all holders as of August 15, 2007. This dividend, which totaled $0.6 million in the aggregate, will paid on September 1, 2007.

The Preferred Stock is convertible into the Company’s common stock at any time at the option of the holder at a conversion rate of 7.2886 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $6.86 per share. The initial conversion price is subject to adjustment in certain events, but is not subject to “price based” anti-dilution adjustment. The Company has reserved approximately 5.0 million shares of common stock for issuance upon such conversion.

The Company may elect to automatically convert some or all of the Preferred Stock into shares of common stock if the closing price of the Company’s common stock has exceeded $10.30 per share (150% of the conversion price) for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion. Prior to March 1, 2009, if the Company elects to automatically convert, or if any holder elects to voluntarily convert, the Preferred Stock, the Company will also make an additional payment (“Make-Whole” payment) equal to the aggregate amount of dividends that would have been payable on the Preferred Stock so converted from the original date of issuance through and including March 1, 2009, less any dividends already paid on the Preferred Stock. This additional payment is payable by the Company, at its option, in cash, in additional shares of its common stock, or in a combination of cash and shares of common stock. The Company has reserved a maximum of approximately 0.7 million shares of common stock for issuance under this Make-Whole provision.

In April 2007, one stockholder voluntarily converted 40,000 shares of preferred stock into 291,545 shares of the Company’s common stock.  In connection with the conversion, the Company issued an additional 43,551 shares of the Company’s common stock in satisfaction of the required Make-Whole payment.  Through June 30, 2007, there were 690,000 shares of Preferred Stock outstanding, and 210,000 shares of Preferred Stock had been voluntarily converted into 1,530,612 shares of the Company’s common stock. In connection with such conversions, the Company issued an additional 347,603 shares of the Company’s common stock in satisfaction of the required Make-Whole payment. The fair value of these Make-Whole payments was approximately $1.7 million, which was charged against the derivative liability.

In accordance with SFAS No. 133, the Company is required to separate and account for as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the outstanding portion of the derivative are recognized in earnings as unrealized gain or loss on derivative in the statement of operations. The Company determined the fair value of the dividend make-whole payment feature to be $3.1 million at February 24, 2005 (the commitment date). This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. At June 30, 2007, the derivative liability was valued at approximately $14,000.

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

Common Stock

On June 15, 2007, the Company sold 7,694,220 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.4 shares of common stock at an exercise price of $3.10 per share, for a purchase price of $2.60 per unit, resulting in aggregate gross proceeds to the Company of approximately $20.0 million (net proceeds of approximately $18.7 million after deducting underwriting discounts and commissions and estimated offering expenses).  The shares of common stock and warrants were immediately separable and were issued separately.  The warrants had a fair value of approximately $3.2 million, will be exercisable beginning on December 15, 2007 and until June 15, 2012, and have been included in Additional paid in capital at June 30, 2007.

As of June 30, 2007, there were 98.5 million shares of common stock authorized, 46.2 million shares of common stock outstanding and 25.8 million shares of common stock reserved for issuances, representing 5.0 million shares reserved for issuance for in connection with outstanding convertible exchangeable preferred stock, 0.7 million shares reserved for issuance in connection with the make-whole payments provisions of the outstanding convertible exchangeable preferred stock, 9.8 million shares reserved for issuance in connection with outstanding common stock warrants, 4.8 million shares reserved for issuance in connection with outstanding stock options, 5.3 million shares reserved for issuance, in aggregate, in connection with shares available for future stock or option grants under the 2003 Stock Option Plan and Amended 2005 Stock Option Plan and 0.2 million shares reserved for issuance under the Employee Stock Purchase Plan.

Equity Line of Credit Arrangement

On August 31, 2006, the Company entered into what is sometimes termed an equity line of credit arrangement with Azimuth Opportunity Ltd. The arrangement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $30,000,000 of the Company’s common stock, or up to a maximum of approximately 5.8 million shares of common stock, whichever occurs first, over the 18-month term of the agreement.  No shares of common stock were issued nor was any commitment fee paid to Azimuth in connection with the execution and delivery of the agreement. The Company is not required to sell any shares of common stock under the agreement.

From time to time during the term of the agreement, and at the Company’s sole discretion, the Company may present Azimuth with draw down notices requiring Azimuth to purchase the Company’s common stock at a per share purchase price equal to the daily volume weighted average price of the common stock, less a discount ranging from 3.875% to 5.875%.  Through June 30, 2007 the Company has not issued any shares under this agreement.

11.  Common Stock Warrants

As of June 30, 2007, warrants to purchase shares of the Company’s common stock, the origination of which were derived in connection with debt and lease financing transactions, the collaborative agreement with Nycomed and the April 2006, December 2006 and June 2007 common stock offerings, were outstanding for an aggregate of 9,817,256 shares of common stock at an effective weighted average price of $4.84 per shares as follows:

Number of	Exercise Price	Expiration
Shares	Per Share	Date
5,194	28.50	February 21, 2008
3,404	18.00	February 28, 2008
450,897	8.46	April 11, 2008
684	14.00	April 11, 2008
7,540	8.46	June 27, 2008
573,105	8.50	August 2, 2008
16,212	19.80	October 16, 2008
14,934	19.80	October 19, 2008
114,895	8.50	October 20, 2008
55,732	6.28	November 30, 2009
2,688	19.80	January 5, 2010
30,844	28.50	March 30, 2011
28,138	28.50	September 27, 2011
1,731,600	7.97	April 12, 2011
3,703,701	3.11	December 12, 2011
3,077,688	3.10	June 15, 2012
9,817,256	$4.84

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

Forward-looking statements include, but are not limited to: our plans to develop and market new products and the timing of these development programs, in particular our estimates of the timing of an New Drug Application (“NDA”) and Marketing Authorization Application (“MAA”) for Imagify; the timing and likelihood of regulatory approval of an NDA and MAA for Imagify; the level of clinical and commercial interest in Imagify; the required size and make-up of a sales force to effectively launch Imagify; our development of other product candidates; our ability to qualify a commercial manufacturing facility for Imagify; our capital requirements and our needs for additional financing; the timing and level of future expenses, revenues and profitability; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract and retain collaborators with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate collaborations, license agreements and other collaborative efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success and timing of other competing therapies that are or may become available; and the manufacturing capacity for our product candidates.

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

Overview

We are a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using our proprietary porous microparticle technology. We are focused on developing proprietary drugs that can offer significant benefits such as improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. Our lead product candidate, Imagify™ (perflubutane polymer microspheres), is a cardiovascular drug for the detection of coronary artery disease, the leading cause of death in the United States which, we believe, has completed the Phase 3 clinical trials necessary for the filing of a NDA.  In May 2007, we announced the results of our second Phase 3 pivotal trial for Imagify. We believe that our Imagify clinical results support an NDA submission and we are working to submit an NDA for Imagify the estimated timing of which is Q4 2007.  We currently plan, subject to regulatory approvals, to directly market Imagify in the United States.  In Europe, we have partnered with Nycomed for the marketing and sale of Imagify. In addition to our progress with Imagify, we have demonstrated that our technology can improve the formulation of hydrophobic drugs and inhaled asthma drugs.

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

Patients enrolled in the RAMP-1 and RAMP-2 trials acted as their own controls. Patients enrolled in these studies received an Imagify-enhanced cardiac stress ultrasound. All of the patients evaluated for efficacy in these trials also received a nuclear stress test. The Imagify-enhanced cardiac stress ultrasound images and the nuclear stress images resulting from these studies were forwarded by the clinical sites to an independent clinical research organization where all information about the patients, other than what is shown by the images themselves, was removed. Because all such patient information was removed from the images, evaluators of the images are referred to as “blinded readers”. In the trials, images produced by Imagify-enhanced stress echo were evaluated by echocardiologists, who we refer to as ultrasound blinded readers. Images produced by nuclear stress tests were evaluated by nuclear cardiologists, who we refer to as nuclear blinded readers.  In these trials, we used expert and highly experienced nuclear readers. In addition, to ensure high quality standards for the comparator and truth standards in the trials, we standardized the protocol for the conduct of the nuclear stress tests and coronary angiography based on our understanding of best clinical practice and used a leading nuclear imaging contrast agent for enhancement of the nuclear stress images.

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

Pivotal Trial Results Overview.  There were three different readers in each of RAMP-1 and RAMP-2 (6 readers in total). All three readers demonstrated non-inferiority to nuclear stress with respect to the principal primary endpoint of accuracy.  In the RAMP-1 trial, the trial with the relatively lower risk patient population, the ultrasound blinded readers demonstrated superior specificity (the measure of effectiveness in assessing the absence of disease) compared to nuclear stress. In the RAMP-2 trial, the trial with the relatively higher risk patient population, the ultrasound blinded readers demonstrated superior sensitivity (the measure of effectiveness in assessing disease) compared to nuclear stress. We demonstrated superior specificity in RAMP-1 and superior sensitivity in RAMP-2.  Only one of the three ultrasound blinded readers demonstrated non-inferiority to nuclear stress for sensitivity in RAMP-1, and only one of the three ultrasound blinded readers demonstrated non-inferiority to nuclear stress for specificity in RAMP-2.  We believe that the missed component primary endpoints in these trials was due largely to the inherent trade-off between sensitivity and specificity caused by “aggressive” and “conservative” ultrasound and nuclear readers. While these component primary endpoints were missed, we believe that both trials demonstrated that, overall,  Imagify-enhanced cardiac stress ultrasound is just as accurate as nuclear stress across all readers. We also believe that because, in addition to achieving the principal primary endpoint in both trials, Imagify-enhanced cardiac stress ultrasound also demonstrated superior results on component primary endpoints which we believe were the most important in each of these trials (specificity in the lower risk patient population and sensitivity in the higher risk patient population), this data supports an NDA submission for Imagify. We intend to submit our NDA in the fourth quarter of 2007 subject to completion of required remaining qualification steps relating to its commercial manufacturing facility.

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

In late 2005 we substantially completed the build-out of a 58,000 square foot commercial manufacturing facility in Tewksbury Massachusetts.  In 2006 we completed commissioning of the manufacturing equipment and utilities, produced full commercial scale development batches of Imagify and substantially completed all Installation Qualification, or IQ, and Operational Qualification, or OQ, requirements relating to the equipment and utilities initially needed for this facility.  We continue to make progress on our remaining steps in 2007 to qualification of the manufacturing facility, which include; aseptic validation, process qualification and continued product stability testing. All such qualification activities need to be completed under cGMPs. Data from the production of Imagify under cGMPs is intended to be part of our NDA submission of Imagify.  Based upon our current plans, we expect to complete this qualification phase in time to support a NDA submission in the fourth quarter of 2007.

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

Operational Activities Update

Our current operational activities include:

NDA/MAA:  We continue to expect to submit an NDA in support of Imagify in Q4 2007.  Steps we plan to take for submission of the NDA include further analyzing and summarizing the clinical trial results, qualifying our commercial manufacturing facility and meeting with FDA to confirm our belief that no additional clinical trials are necessary.  We intend to submit the NDA in electronic eCTD format so that it can be also be utilized for submission in Europe.

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

In Q1 2007, we completed the ACCESS (Acquiring Consensus for Contrast Echocardiography System Settings) clinical trial, in which we enrolled 39 patients. Based upon our review of the safety data from this trial, we believe Imagify was well tolerated.  In this trial we believe we have demonstrated the compatibility of Imagify with multiple different ultrasound imaging systems.  This trial was designed to provide a qualitative understanding of Imagify use in association with commonly used ultrasound equipment.  As a result of the trial, we are collaborating with several major instrument manufacturers to ensure the optimization of their systems for use with Imagify.

We plan to evaluate the prognostic value of Imagify, which is the ability to predict, using Imagify, if the patient is likely to have a future cardiac event, through a trial called PACE (Prognostic Assessment of Contrast Echocardiography). We have begun enrolling patients in the PACE clinical trial, we expect to enroll a majority of the patients from the RAMP-1 and RAMP-2 clinical trials in this trial by the end of 2007.  No new administration of Imagify will be required for PACE, as we will conduct follow-up analysis on patients from the RAMP-1 and RAMP-2 trials.

Publication of Imagify Results: We plan to work with the clinical investigators from RAMP-1 and RAMP-2 to have these trial results published and presented.

Other Product Development: We continue to increase our emphasis on pipeline development and expect to announce a new drug development program in the third quarter of 2007.

Although we are working towards the achievement of these operational objectives, there can be no assurance that we will successfully achieve these objectives in a timely or successful manner, or that they will be achieved at all.

Financial Operations Overview

Revenue.   We have not generated any revenue from product sales since our inception. Since July 2004, when we entered into our collaboration agreement with Nycomed, the majority of our revenue has been collaboration revenue recognized in connection with research and development activities performed under this agreement.  As of June 30, 2007 Nycomed has paid us $12.0 million in license fees for our research and development efforts. We are recognizing this $12.0 million of initial license and research and development payments ratably over a period currently estimated at 54 months.  The length of this research and development period, which is the period over which we are obligated to perform services, is estimated based on available facts and circumstances.  We periodically evaluate the assumptions underlying our estimate and change our estimate when appropriate.

Further in the future, we will seek to generate revenue from a combination of product sales, up-front or milestone payments and manufacturing payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our products and intellectual property.

Research and Development Expense.    Research and development expense consists of expenses incurred in developing, manufacturing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, costs of materials used in clinical trials and research and development, depreciation of capital resources used to develop our products, costs of facilities, the legal costs of pursuing patent protection on select elements of our intellectual property, costs for intellectual property rights we have acquired or licensed and stock-based compensation. We expense research and development costs, including patent related costs, as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. Development programs for later stage product candidates, such as Imagify, tend to cost more than earlier stage programs from our Hydrophobic Drug Delivery System (“HDDS”) and Pulmonary Drug Delivery System (“PDDS”) due to the length and the number of patients enrolled in clinical trials for later stage programs and due to costs of scaling production to commercial scale.

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

Dividends on Preferred Stock.   For the six months ended June 30, 2007 and 2006, dividends on preferred stock consisted of dividends paid or accumulated on the convertible exchangeable preferred stock which we issued in February 2005. Dividends on preferred stock exclude any make-whole payments on conversion of preferred stock to common stock. Dividends on our preferred stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividend payment must be declared by our board of directors and must come from funds that are legally available for dividend payments.

Results of Operations

Three Months Ended June 30, 2007 versus 2006

Revenue.   In connection with our collaboration agreement with Nycomed entered into in July 2004, Nycomed has paid us $12.0 million in license fees for our research and development efforts. We had previously been recognizing this $12.0 million in research and development payments ratably over the estimated development period of 42 months.  Estimation of this development period involves the evaluation of many assumptions and uncertainties inherent in the performance of a long term development project.  We regularly evaluate these assumptions and uncertainties and our estimated development recognition period may change if facts and circumstances change.  We reevaluated the assumptions underlying the development term and during 2006 modified our estimate of the development period over which we are obligated to perform services to 54 months.  In accordance with this 54-month amortization period, collaboration revenue recognized for the three months ended June 30, 2007 was $0.7 million versus $0 in the prior year period.  No revenue was recognized for the three months ended June 30, 2006 due to the change in the estimated development period.

During the three month period ended June 30, 2006 we recognized revenue of approximately $0.2 million related to a feasibility study with a large pharmaceutical company utilizing our HDDS technology.  Also during the three month period ended June 30, 2006 we performed clinical research services on behalf of Nycomed, relating to Imagify.  We were paid for these services on a time and materials basis and recognized approximately $0.1 million in revenue during the period.

Research and Development Expense.   Research and development expense for the three months ended June 30, 2007 was $10.9 million, versus $21.6 million in the prior year period, a decrease of $10.7 million, or 50%.  The decrease was primarily due to intellectual property acquisition costs of $10.1 million incurred in 2006 related to license agreements with GE and Bracco. The remaining decrease was primarily due to lower direct costs associated with Imagify, primarily due to lower clinical costs as a result of the completion of enrollment in the RAMP-2 clinical trial in June 2006, partially offset by higher spending on new development programs.

The following table summarizes the primary components of our research and development expense for the three months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,
	2007	2006
Direct costs:
Imagify	$4,951	$6,859
HDDS and PDDS	1,219	241
Other direct costs	1,073	864
Total direct costs	$7,243	$7,964
Indirect costs:
Facility rent costs	888	852
Depreciation	2,475	2,497
All other indirect costs	248	190
Total indirect costs	3,611	3,539
Write-off of intellectual property acquisition cost	—	10,137
Total research and development expense	$10,854	$21,640

Research and development expense includes $10.1 million for the three months ended June 30, 2006 for the patents acquired or licensed under the GE and Bracco intellectual property agreements.  We expect overall research and development expenses in 2007 to be lower than 2006, primarily because we do not anticipate entering into any new agreements to license or acquire additional intellectual property rights relating to Imagify.

We expect to incur higher expense for the commercial manufacturing facility for the remainder of 2007 versus the prior year due to costs for the ongoing validation of the facility and its equipment, the purchase of raw materials and laboratory supplies and the hiring of additional personnel.  Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials. Our primary research and development programs are as follows:

Late Stage Clinical Development Program (Imagify).  Our lead product candidate, Imagify, is a cardiovascular drug designed for the detection of coronary artery disease, and the majority of our direct research and development expenditures relate to our Imagify program. Direct expense for research and development for Imagify for the three months ended June 30, 2007 was $5.0 million, versus $6.9 million in the prior year period.  This $1.9 million decrease was primarily due to lower clinical costs due to the completion of enrollment in RAMP-2 clinical trial in June 2006 and lower material and consulting costs in 2007 versus 2006. Included in Imagify direct costs for the three months ended June 30, 2007 and 2006 were $2.5 million and $3.6 million, respectively and lower material and consulting costs, of costs relating to manufacturing-related activities and manufacturing facility qualification.

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

General and Administrative Expense.   General and administrative expense for the three months ended June 30, 2007 was $3.4 million, versus $3.0 million in the prior year period, an increase of $0.4 million, or 13%.  The increase was primarily due to higher professional fees in marketing and business development.

The following table summarizes the primary components of our general and administrative expense for the three months ended June 30, 2007 and 2006 (in thousands):

	Three months Ended June 30,
	2007	2006
Direct costs	$3,167	$2,862
Indirect costs:
Facility costs	135	127
Depreciation	55	51
Total indirect costs	190	178
Total general and administrative expense	$3,357	$3,040

We anticipate general and administrative expenses to increase, including increases in expenses for marketing, sales and business development activities as we prepare for the commercialization of Imagify as well as continue to evaluate opportunities for the application of our HDDS and PDDS technology and to support other product development efforts.

Interest Income.   Interest income for the three months ended June 30, 2007 was $0.6 million, versus $0.8 million in the prior year period, a decrease of $0.2 million, or 25%, partially due to lower average cash balances during the period.

Interest Expense.   Interest expense for the three months ended June 30, 2007 was $0.6 million, versus $0.7 million in the prior year period, a decrease of $0.1 million, or 14%, primarily due to lower average equipment loan balances during the period as a result of repayments under the capital equipment lines.

Loss on Extinguishment of Debt. The loss on extinguishment of debt for the three months ended June 30, 2007 of $1.1 million represents the difference in the present value of the amended payment terms under the intellectual property agreements with Schering and GE.

Change in Valuation of Derivative.  The derivative is related to the embedded derivative instrument from the dividend make-whole payment feature of the preferred stock offering that closed in February 2005. Income from the change in valuation of derivative for the three months ended June 30, 2007 was approximately $0.1 million, versus $1.5 million in the prior year period. The derivative liability value is reduced as dividends payments on the preferred stock are made, as well as for any conversions of preferred stock into common stock.

Six Months Ended June 30, 2007 and 2006

Revenue.   As of June 30, 2007, in connection with our collaboration agreement with Nycomed, Nycomed paid us $12.0 million in license fees for our research and development efforts. We had previously been recognizing this $12.0 million in research and development payments ratably over the estimated development period of 42 months.  Estimation of this development period involves the evaluation of many assumptions and uncertainties inherent in the performance of a long term development project.  We regularly evaluate these assumptions and uncertainties and our estimated development recognition period may change if facts and circumstances change.  We reevaluated the assumptions underlying the development term and during 2006 modified our estimate of the development period over which we are obligated to perform services to 54 months.  In accordance with this 54-month amortization period, collaboration revenue recognized for the six months ended June 30, 2007 was $1.3 million versus $0.9 in the prior year period.  Revenue was lower in 2006 versus 2007 due to the change in the estimated development period during 2006.

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

Research and Development Expense.   Research and development expense for the six months ended June 30, 2007 decreased $11.7 million, or 36%, to $20.8 million versus $32.5 million in the prior year period.  The decrease was due primarily to lower intellectual property acquisition costs ($10.1 million), lower material costs due to a large material purchase from one vendor in January 2006 and lower expenses associated with our clinical trials partially offset by higher personnel costs due to increased headcount.

The following table summarizes the primary components of our research and development expense for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ended June 30,
	2007	2006
Direct costs:
Imagify	$9,666	$12,697
HDDS and PDDS	1,875	513
Other direct costs	2,050	1,959
Total direct costs	$13,591	$15,169

Indirect costs:
Facility rent costs	1,750	1,730
Depreciation	4,946	5,037
All other indirect costs	555	441
Total indirect costs	7,251	7,208
Write-off of intellectual property acquisition cost	—	10,137
Total research and development expense	$20,842	$32,514

Research and development expense includes $10.1 million for the six months ended June 30, 2006 for the patents acquired or licensed under the GE and Bracco intellectual property agreements.  We expect overall research and development expenses in 2007 to be lower than 2006, primarily because we do not anticipate entering into any new agreements to license or acquire additional intellectual property rights relating to Imagify.

We expect to incur higher expense for the commercial manufacturing facility for the remainder of 2007 versus the prior year due to costs for the ongoing validation of the facility and its equipment, the purchase of raw materials and laboratory supplies and the hiring of additional personnel.  Research and development costs generally increase as programs progress from early stage clinical trials to late stage clinical trials.

Our primary research and development programs are as follows:

Late Stage Clinical Development Program.  Our lead product candidate, Imagify, is a cardiovascular drug designed for the detection of coronary artery disease, and the majority of our direct research and development expenditures relate to our Imagify program. Direct expense for research and development for Imagify for the six months ended June 30, 2007 was $9.7 million versus $12.7 million in the prior year period.  This $3.0 million decrease was primarily due to lower clinical costs due to the completion of enrollment in

RAMP-2 clinical trial in June 2006 and lower material and consulting costs in 2007 versus 2006. Included in Imagify direct costs for the three months ended June 30, 2007 and 2006 were $4.5 million and $6.7 million, respectively, of costs relating to manufacturing related activities and manufacturing facility qualification.

Early Stage Development Programs.  During 2007, we anticipate the costs of early stage development programs to increase as we increase our focus on development of new product candidates.  However, because these programs are in relatively early stages of development, we anticipate that costs related to Imagify will continue to represent our primary research and development expenditures through 2007.

General and Administrative Expense.   General and administrative expense for the six months ended June 30, 2007 was $6.6 million, versus $5.6 million in the prior year period, an increase of $1.0 million, or 18%.  The increase was primarily due to higher professional services costs in marketing, business development and general and administrative services.

The following table summarizes the primary components of our general and administrative expense for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ended June 30,
	2007	2006
Direct costs	$6,206	$5,229
Indirect costs:
Facility costs	260	268
Depreciation	111	97
Total indirect costs	371	365
Total general and administrative expense	$6,577	$5,594

We anticipate general and administrative expenses to increase, including increases in expenses for marketing, sales and business development activities as we prepare for the commercialization of Imagify as well as continue to evaluate opportunities for the application of our HDDS and PDDS technology and to support other product development efforts.

Interest Income.   Interest income for the six months ended June 30, 2007 was $1.3 million, versus $1.2 million in the prior year period, an increase of $0.1 million, or 8%.

Interest Expense.   Interest expense for the six months ended June 30, 2007 and 2006 remained consistent at $1.1 million.

Loss on Extinguishment of Debt. The loss on extinguishment of debt for the six months ended June 30, 2007 of $1.1 million represents the difference in the present value of the amended payment terms under the intellectual property agreements with Schering and GE.

Change in Valuation of Derivative.     The change in the valuation of derivative resulted in a loss of $0.1 million during the six months ended June 30, 2007 versus income of $0.6 million in the prior year period.  As of June 30, 2007 and December 31, 2006, the derivative liability was valued at approximately $14,000 and $59,000, respectively.

Liquidity and Capital Resources

Historically, we have financed our business through the issuance of equity securities, debt financings, equipment leases and with funds from our collaboration with Nycomed. Our liquidity requirements have arisen primarily from research and development expenditures, equipment expenditures and payments on outstanding indebtedness. As of June 30, 2007, we had cash and cash equivalents of $52.1 million. As of June 30, 2007 we owed approximately $0.1 million under capital leases and $19.2 million from notes payable and other long-term obligations. We also had operating lease commitments totaling $14.8 million for rent of our facilities.

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

During the six months ended June 30, 2007, operating activities used $20.2 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $27.2 million, partially offset by non-cash charges for depreciation and amortization of $5.1 million, non-cash charges for stock-based compensation of $1.3 million, non-cash charges for debt refinancing of $1.1 million and non-cash interest expense of $0.5 million.

During the six months ended June 30, 2007, investing activities used $0.4 million in cash, primarily for purchases of equipment incurred in connection with our commercial manufacturing facility for Imagify.

During the six months ended June 30, 2007, financing activities provided $13.0 million in cash primarily due to proceeds from a common stock offering of $18.7 million and borrowings under a capital equipment line of $0.9 million, offset by payments on long term obligations of $5.5 million and dividend payments on our convertible exchangeable preferred stock of $1.2 million.

Based upon our current plans, we estimate our quarterly cash spending for operating activities will be approximately $10 to $15 million per quarter for the balance of 2007.  In addition, we anticipate quarterly payments of approximately $1.7 million for repayment of debt related to prior equipment purchases and the MA Development loan, and quarterly payments of approximately $0.6 million for dividends on outstanding preferred stock. We anticipate that our capital expenses will not exceed $1.0 million in any quarter for the balance of 2007, we also anticipate continuing to seek debt financing for such capital expenditures. These operating and capital cost estimates include costs in preparation of the commercialization of Imagify and costs to advance other potential product candidates. The estimates include costs necessary to support qualification of our commercial manufacturing facility as needed for an Imagify NDA submission in the U.S. and a MAA submission in Europe.

In August 2007, our board of directors declared a quarterly dividend on the preferred stock for all holders as of August 15, 2007. This dividend, which totals $0.6 million in the aggregate, will be paid on September 1, 2007.

On June 15, 2007, the Company sold 7,694,220 units, each unit consisting of (i) one share of common stock (ii) one warrant to purchase 0.4 shares of common stock at an exercise price of $3.10 per share, for a purchase price of $2.60 per unit, resulting in aggregate gross proceeds to the Company of approximately $20.0 million (net proceeds of approximately $18.7 million after deducting underwriting discounts and commissions and estimated offering expenses).  The warrants will be exercisable beginning on December 15, 2007 and until June 15, 2012.

On May 11, 2007 we amended our license agreement with GE Healthcare AS, a division of General Electric Company (“GE”). Under the terms of the original agreement dated June 1, 2006 we were scheduled to make a payment to GE of $5.0 million on June 1, 2007.  The amendment provides that, in lieu of this payment, we will make a series of payments due as follows: $1.5 million was paid in May 2007; and six consecutive quarterly installments of $916,666.66 are due on the first day of the third month of each calendar quarter, commencing June 1, 2008.   All other terms of the agreement remain unchanged.  Under the agreement we agreed to pay GE $5.0 million upon commercial approval (defined as the first to occur of the approval of a New Drug Application in the United States or the approval of a Marketing Authorization Application in Europe) of Imagify and $5.0 million upon the one year anniversary of such commercial approval.  The latter two $5.0 million payments are contingent upon achievement of future milestone events and, accordingly, have not been recorded at this time.

On April 27, 2007 we amended our patent transfer agreement with Bayer Schering Pharma AG (“Bayer”). Under the terms of the original agreement dated May 11, 2005 we were scheduled to make a final payment to Bayer of $3.0 million in May 2007.  The amendment provides that, in lieu of this payment, we will make a series of payments due as follows: $1.5 million was paid in May 2007, $1.0 million is due in May 2008 and $1.0 million is due in May 2009.

On each of May 18, 2007, March 28, 2007 and January 5, 2007, we entered into promissory notes with General Electric Capital Corporation (“GE Capital”) each of which totaling in aggregate original principal amount approximately $0.3 million for equipment already purchased by us. The promissory notes include annual interest rates of 10.55%, 10.41% and 10.60%, respectively, and are payable over 42 consecutive months. The promissory notes are secured by the equipment financed pursuant to the terms of our Master Security Agreement with GE Capital. The promissory notes are subject to acceleration upon certain customary events of default, including the failure to make timely payments of principal and interest.

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

In 2005 and 2006, we borrowed an aggregate of $7.0 million under an equipment financing line with Oxford Finance Corporation. As of June 30, 2007, net of repayments, we had $4.3 million outstanding. Borrowings are collateralized by the equipment financed, with repayment due in monthly installments over 36 to 48 months, with the last such repayment scheduled for March 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 10.3% to 10.9% Loan amounts are subject to acceleration upon certain customary events of default, including failure to make timely payments of principal and interest.

In March 2005 we borrowed $2.0 million under a loan agreement with MassDevelopment to help finance certain tenant improvements to our commercial manufacturing facility in Tewksbury, Massachusetts. The loan is secured by certain improvements made at the facility, interest accrues at 5.0% per annum with retroactive adjustments to 9.0% in the event we achieve positive operating cash flow, as defined in the agreement, prior to repayment of the loan.  The repayment of principal and accrued interest coincides with the original term of the Tewksbury lease, which was five-years, nine-months with options to extend the lease for up to two additional five-year terms. Accrued principal and interest are being repaid on a monthly basis such that the total amount outstanding fully amortize over the balance of the term in equal installments. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. We began making payments on this loan in May 2007 and as of June 30, 2007, have $2.1 million outstanding under the loan, including principal and interest.

In February  2005, we issued 900,000 shares of 6.5% convertible exchangeable preferred stock, our Preferred Stock, at $50.00 per share resulting in net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses. Each share of Preferred Stock has a liquidation preference of $50.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments.  During 2007, 2006 and 2005, we paid $1.2 million, $2.4 and $2.2 million, respectively, in dividends on our Preferred Stock. As of June 30, 2007, 690,000 shares of Preferred Stock were outstanding. In August 2007, our board of directors declared a quarterly dividend on the Preferred Stock for all holders as of August 15, 2007. This dividend, which totals $0.6 million in aggregate, will be paid on September 1, 2007.

We may elect to automatically convert some or all of the Preferred Stock into shares of our common stock if the closing price of our common stock has exceeded $10.30 per share (150% of the conversion price) for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion. Prior to March 1, 2009, if we elect to automatically convert, or if any holder elects to voluntarily convert, the Preferred Stock, we will also make an additional payment, the Make-Whole payment, equal to the aggregate amount of dividends that would have been payable on the Preferred Stock so converted from the original date of issuance through and including March 1, 2009, less any dividends already paid on the Preferred Stock. This additional payment is payable by us, at our option, in cash, in additional shares of its common stock, or in a combination of cash and shares of common stock.  We have reserved a maximum of approximately 0.7 million shares of common stock for issuance under this Make-Whole provision.

In April 2007, one stockholder voluntarily converted 40,000 shares of preferred stock into 291,545 shares of out common stock.  In connection with the conversion, we issued an additional 43,551 shares of our common stock in satisfaction of the required Make-Whole payment.  Through June 30, 2007, 210,000 shares of Preferred Stock have been voluntarily converted into 1,530,612 shares of our common stock. In connection with such conversions, we issued an additional 347,603 shares of our common stock in satisfaction of the required Make-Whole payment.

We may elect to redeem the Preferred Stock at declining redemption prices on or after March 6, 2009.  The Preferred Stock is exchangeable, in whole but not in part, at our option on any dividend payment date beginning on the exchange date (March 1, 2006) for our 6.5% convertible subordinated debentures, or Debentures, at the rate of $50 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature 25 years after the exchange date and have terms substantially similar to those of the Preferred Stock.

In 2004 and 2005 we borrowed an aggregate of $10.5 million under an equipment financing line with General Electric Capital Corporation. As of June 30, 2007, net of repayments, we had $6.4 million outstanding. In January 2006, the line was amended and the availability was increased by an additional $3.5 million and was extended through May 2007.  During 2007, we borrowed approximately $0.9 million.  Borrowings are collateralized by the equipment financed with repayment due in monthly installments over 36 to 48 months, with the last such repayment scheduled for December 2010.  Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.7% to 10.7%. The loans under this line are subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest.

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed in which we granted Nycomed rights to develop and market Imagify in Europe. Under the original terms of this agreement, Nycomed paid us license fees and research and development payments totaling $12.0 million. The original agreement also provides for Nycomed to pay to us up to $58.0 million in milestone payments upon achievement of certain regulatory milestones and sales goals. Under the agreement, Nycomed has agreed to pay us to manufacture Imagify for them and to pay us royalties on Nycomed’s sales of Imagify. In October 2005 and February 2006 our agreement with Nycomed was amended such that Nycomed paid us an aggregate of $2.0 million for activities associated with creating a brand name for Imagify and to fund certain activities associated with the qualification of our manufacturing facility. Payments received pursuant to these amendments are considered advances against a future milestone payment for a European regulatory filing, or MAA, and are deducted from the potential $58.0 in milestone payments which may be earned under the agreement.

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

Shelf Registration Statement

We have on file with the U.S. Securities and Exchange Commission , or SEC, a “universal shelf” registration statement on Form S-3 (Registration No. 333-134263) and a universal shelf registration statement on Form S-3 (Registration No. 333-123854), which provide for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability of approximately $3.5 million and $27.3 million, respectively, net of financing amounts previously executed under these registration statements and amounts reserved for up to $30.0 million in potential financing under the equity line of credit arrangement we entered into in August 2006 with Azimuth Opportunity, Ltd.  The SEC declared the shelf registration statements effective on August 18, 2006 and April 15, 2005, respectively.  Subject to market conditions and our capital needs, and so long as we are then eligible to use the registration statements under SEC rules, we may again seek to use any remaining availability under the shelf registration statements by making an offering of securities covered for sale under the registration statements. In addition, we may amend our shelf registration statements or file a new shelf registration statement to increase our potential access to capital. If we elect to raise additional capital using a shelf registration statement, we may use the net proceeds from the sale of these securities for general corporate purposes, which may include funding clinical trials, research and development, regulatory activities, acquisitions, including acquisitions of companies, products, intellectual property or other technology, repayment or refinancing of existing indebtedness, investments, capital expenditures, repurchase of our capital stock and for any other purposes that we may specify in any prospectus supplement.

Equity Line of Credit Arrangement

In August 2006, we entered into what is sometimes termed an equity line of credit arrangement with Azimuth Opportunity Ltd. The arrangement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $30.0 million of our common stock, or up to a maximum of approximately 5.8 million shares of common stock, whichever occurs first, over the 18-month term of the agreement. From time to time during the term of the agreement, and at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase our common stock at a per share purchase price equal to the daily volume weighted average price of the common stock, less a discount ranging from 3.875% to 5.875%, based on the volume weighted average price of the common stock.  As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Azimuth under this agreement.  The sale of shares under this equity line will be dilutive to existing stockholders and may have an adverse effect on the price of our securities.  The arrangement includes provisions under which we may, if elected, terminate this equity line of credit without financial penalty.  We have not sold any stock under this agreement through June 30, 2007.

Off-Balance Sheet Financing Arrangements

We currently do not have any special purpose entities or off-balance sheet financing arrangements other than operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period (in 000’s)
				2010
Contractual			2008 -	-	2012 and
obligations	Total	2007	2009	2011	beyond
Long-Term Debt	$14,556	$3,427	$9,271	$883	$975
Capital Lease Obligations	90	16	65	9	—
Operating Lease Obligations	14,813	1,463	6,265	5,653	1,432
Purchase Obligations	238	238	—	—	—
Other Long—Term Liabilities	7,500	—	7,500	—	—
Total	$37,197	$5,144	$23,101	$6,545	$2,407

Long-Term Debt of $14.6 million includes $7.1 million in principal and interest payable to General Electric Capital Corporation and $4.9 million in principal and interest payable to Oxford Finance Corporation under equipment loans with payments due in monthly installments over 36 to 48 months, collateralized by the equipment financed.  Also included under Long-Term Debt is $2.6 million in principal and interest due under the MassDevelopment loan, under which we borrowed $2.0 million to finance improvements to our commercial manufacturing facility. Interest accrues under the loan at 5.0% per annum with retroactive adjustments to 9.0% in the event we achieve positive operating cash flow, as defined in the agreement, prior to repayment of the loan. The repayment of principal and interest coincides with the term of the facility lease which had an initial five-year, nine-month term.  Acusphere began making payments on the loan in May 2007. All the loans are subject to acceleration upon certain events of default, including failure to make timely payments of principal and interest.

Capital Lease Obligations as classified pursuant to FASB Statement of Financial Accounting Standards No. 13, “Accounting for Leases” relate to leases for business equipment.  We leased capital equipment through Banc of America Leasing Corporation. The remaining monthly payments range from $460 to $1,019 with maturities through June 2010.

Our operating lease obligations of $14.8 million relate primarily to our headquarters and manufacturing facility leases under which we pay monthly rent. Our Watertown, Massachusetts headquarters lease has an original term of 10 years, which began in December 2001, and which was extended by six months during 2005. The lease for our commercial manufacturing space in Tewksbury, Massachusetts has an initial five year, nine month term, which began in July 2004, with options to extend the lease for up to two additional five-year terms at predetermined rental rates.

Purchase Obligations include one purchase order to a supplier for material.

Other Long-Term Liabilities of $7.5 million includes: (i) a $1.0 million payment due in May 2008 and $1.0 million payment due in May 2009 to Schering pursuant to our amended intellectual property acquisition agreement and (ii) payments in connection with our amended License Agreement with GE in the amount of six consecutive quarterly installments of

$0.9 million due on the first day of the third month of each calendar quarter, commencing June 1, 2008.  The $7.5 million amount excludes contingent milestone and royalty obligations.

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

Leasehold improvements and equipment under capital leases are recorded at cost. We depreciate leasehold improvements and equipment under capital leases over the lesser of their useful lives or the remainder of their respective lease terms. We began depreciation of leasehold improvements at our Tewksbury facility in October 2005 upon receipt of an occupancy permit and taking occupancy of the facility. Our leasehold improvements costs on this facility approximate $30.5 million and are being depreciated ratably over remaining term of our present lease, the initial term of which is scheduled in expire in April 2010. We believe that the use of the initial term of the lease for the depreciation period, rather than assuming that the lease term is renewed, is appropriate given the inherent uncertainties with a product such as Imagify, which requires regulatory approvals before it can be marketed.  The Risk Factors included under Section 1A of Part II of this document discuss the uncertainties associated with Imagify.

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

Stock-Based Compensation and Other Equity Instruments.   We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R, “Share Based Payment”. Under SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our Consolidated Financial Statements. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation expense.

Prior to adopting the provisions of SFAS 123R, we recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS 123. Because we established the exercise price based on the fair market value of our stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded for stock option expense prior to adopting SFAS 123R. Conversely, when the exercise price for accounting purposes was below fair value of our common stock at the date of grant, a non-cash charge to compensation expense was recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. We did issue options prior to its initial S-1 filing in July 2003 at values less than fair market. These grants resulted in the recording of deferred compensation, all of which was expensed as of June 30, 2007.  Stock options are not included in the calculation of diluted net loss per common share due to the antidilutive effect of the stock options for all periods presented.

Accounting for equity instruments granted or sold by us under APB No. 14, APB No. 25, SFAS 123 and EITF No. 96-18 requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can be readily estimated, we use the value of such goods or services to determine the fair value of the equity instruments. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can not be readily estimated, as is true in connection with most stock options and warrants granted to employees or non-employees, we estimated the fair value of the equity instruments based upon consideration of factors which we deemed to be relevant at the time using cost, market and/or income approaches to such valuations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our cash equivalents are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. Our equipment loans and capital leases are not subject to interest rate fluctuations because the interest rates are fixed at the time of borrowing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are focused on product development and we have not generated any revenue from commercial sales of our products to date. We have incurred losses each year of our operations. For the six months ended June 30, 2007, we had a net loss available to holders of common stock of $28.3 million. At June 30, 2007 we had an accumulated deficit of $308.3 million. We expect our research and development, general and administrative and sales and marketing expenses will increase over the next several years.

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

As of June 30, 2007, we had approximately $19.3 million in aggregate principal indebtedness outstanding related to capital lease obligations, notes payable, and other long-term obligations. As of August 6, 2007, we had outstanding 690,000 shares of our 6.5% convertible exchangeable preferred stock, which shares accrue cumulative cash dividends at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. These payments will:

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

We will rely on a number of significant collaborative relationships with pharmaceutical or other healthcare companies for our manufacturing, research funding, clinical development and/or sales and marketing performance. Reliance on collaborative relationships poses a number of risks, including the following:

•we cannot effectively control whether our corporate partners will devote sufficient resources to our programs or product candidates;

•disputes may arise in the future with respect to the ownership of rights to technology developed with collaborators;

•disagreements with collaborators could delay or terminate the research and development, regulatory approval or commercialization of product candidates, or result in litigation or arbitration;

•corporate partners may have considerable discretion in electing whether to pursue the development of any additional product candidates and may pursue technologies or products either on their own or in collaboration with our competitors; and

•collaborators with marketing rights may choose to devote fewer resources to the marketing of our product candidates than they do to product candidates of their own development.

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

We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, and we spent approximately $2,880 during the six months ended June 30, 2007 to dispose of these hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

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

We have on file with the SEC a universal shelf registration statement on Form S-3 (Registration No. 333-134263) and a universal shelf registration statement on Form S-3 (Registration No. 333-123854), which provide for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability of approximately $3.5 million and $27.3 million, respectively, net of financing amounts previously executed under these registration statements and amounts reserved for up to $30.0 million in potential financing under the equity line of credit arrangement we entered into in August 2006 with Azimuth Opportunity, Ltd. The SEC declared the shelf registration statements effective on August 18, 2006 and April 15, 2005, respectively.  Subject to market conditions and our capital needs, and so long as we are then eligible to use the registration statements under SEC rules, we may again seek to use any remaining availability under the shelf registration statements by making an offering of securities covered for sale under the registration statements. In addition, we may amend our shelf registration statements or file a new shelf registration statement to increase our potential access to capital. The addition of these securities into the market may be dilutive to existing stockholders and have an adverse effect on the price of our securities.

If we sell shares of our common stock under our equity line of credit arrangement , then the price of our securities may be negatively affected.

In August 2006, we entered into what is sometimes termed an equity line of credit arrangement with Azimuth Opportunity Ltd.  The arrangement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $30.0 million of our common stock, or up to approximately 5.8 million shares of common stock, whichever occurs first, over the 18-month term of the agreement.  From time to time during the term of the agreement, and at our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase our common stock.  The per share purchase price for these shares will equal the daily volume weighted average price of the common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3.875% to 5.875%, based on the volume weighted average price of the common stock.  As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Azimuth under this agreement.  The sale of shares under this equity line will be dilutive to existing stockholders and may have an adverse effect on the price of our securities.

Our significant equity holders may have conflicts of interests with us or you in the future.

As of August 6, 2007, and based on information provided to us by such entities: Quaker Capital Management Corporation and their respective affiliates beneficially own approximately 7% of our outstanding common stock; Bank of America Corporation, Columbia Management Advisors, and their respective affiliates beneficially own approximately 6% of our outstanding common stock; the Endowment Capital Group LLC and its affiliates beneficially own approximately 6% of our outstanding common stock; MLM Partners and its respective affiliates beneficially own approximately 5% of our outstanding common stock; Deutsche Bank AG beneficially owns approximately 5% of our outstanding common stock; and each of the Baupost Group LLC, Meditor Group LLC, and their respective affiliates own approximately 4% of our common stock. Collectively these investors will control approximately 37% of our outstanding common stock.  These investors, particularly if they were to act together as a concentrated group, could exert influence over the election of our directors, direct our policies and operations, including future issuances of common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and entering into of extraordinary transactions, and their interests, as a concentrated group, may not in all cases be aligned with your interests. This concentration of ownership among a small number of investors may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

Our common stock is junior to our preferred stock with respect to the right to receive payments in the event of a dissolution, liquidation or winding up of Acusphere.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of August 6, 2007, 690,000 of these shares of preferred stock are outstanding. The preferred stock is senior to the common stock as to liquidation. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of August 6, 2007, we have approximately 46,181,860 shares of common stock outstanding and 690,000 shares of convertible preferred stock outstanding that are convertible into approximately 5.0 million shares of our common stock, plus up to a maximum of approximately 0.7 million additional shares of our common stock issuable at our option in satisfaction of the maximum dividend make-whole payment on these shares of preferred stock. All of the shares of common stock issuable upon conversion of our preferred stock will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

The terms of our outstanding shares of preferred stock may restrict our ability to raise additional capital or hamper or prevent an acquisition of us.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of August 6, 2007, 690,000 of these shares of preferred stock are outstanding. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders. Without the vote or consent of the holders of at least a majority of the shares of preferred stock, we can not authorize or sell any equity security that ranks senior to the preferred stock as to dividends or distributions of assets upon liquidation, dissolution or winding up of Acusphere. As a result of this liquidation preference, it may be difficult for us to raise additional capital through the sale of common stock or junior preferred stock on acceptable terms, or at all.

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

In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of August 6, 2007, 690,000 of these shares of preferred stock are outstanding. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December, commencing June 1, 2005. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments. If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our board of directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the preferred stock, voting separately as a class with holders of preferred stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected. These directors will be appointed to classes on the board as determined by our board of directors. These voting rights will terminate when we have declared and either paid or set aside for payment all accrued and unpaid dividends. The terms of office of all directors so elected will terminate immediately upon the termination of these voting rights.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 26, 2007, the stockholders approved the following:

Elected two people to serve as Class I directors as follows:

Director	Votes For	Votes Withheld
Sherri C. Oberg	31,482,828	1,068,012
Sandra Fenwick	31,519,245	1,031,595

	Votes For	Votes Against	Abstain
Approve the proposed Amended and Restated 2005 Stock Option and Incentive Plan:	11,434,491	4,353,279	2,078,321

	Votes For	Votes Against	Abstain
Ratification of Deloitte & Touche LLP as independent registered public accounting firm for 2007:	32,348,252	153,861	48,726

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

10.1

Amended and Restated 2005 Stock Option and Incentive Plan (Incorporated by reference to Annex D to the registrant’s Proxy Statement on Form DEF 14-A, filed with the Securities and Exchange Commission on April 30, 2007)

10.2	Form of Promissory Note with General Electric Capital Corporation (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2007)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification

31.2*	Rule 13a-14(a) / 15d-14(a) Certification

32.1*	Section 1350 Certifications

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of August 2007.

ACUSPHERE, INC.

By:	/s/ Sherri C. Oberg
Sherri C. Oberg
President and Chief Executive Officer

By:	/s/ Frederick W. Ahlholm
Frederick W. Ahlholm
Vice President of Finance
(Principal Financial Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Amended and Restated 2005 Stock Option and Incentive Plan (Incorporated by reference to Annex D to the registrant’s Proxy Statement on Form DEF 14-A, filed with the Securities and Exchange Commission on April 30, 2007)

10.2

Form of Promissory Note with General Electric Capital Corporation (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2007)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification

31.2*	Rule 13a-14(a) / 15d-14(a) Certification

32.1*	Section 1350 Certifications

* filed herewith