Form 10-K
period 2007-12-31
ACUSPHERE INC
filed 2008-03-17
CIK 1115143

Use these links to rapidly review the document
TABLE OF CONTENTS
ACUSPHERE, INC. AND SUBSIDIARIES TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

          The aggregate market value of Common Stock as of the last business day of the registrant's most recently completed second fiscal quarter (based on the last reported sale price on The NASDAQ Global Market as of such date) held by non-affiliates of the registrant as of such date was approximately $98.5 million. As of March 3, 2008 there were 46,611,042 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

INTRODUCTORY NOTE

        This report, including the documents incorporated by reference in this report, includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In this Annual Report on Form 10-K, words such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "intends," "potential," and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements. Forward-looking statements in these documents include, but are not limited to, those relating to:

  •
  the timing of regulatory milestones for Imagify™ (perflubutane polymer microspheres for delivery in an injectable suspension, formerly known as AI-700), including:

  •
  the completion of qualification at our Tewksbury, Massachusetts manufacturing facility, and

  •
  our belief that the data for our completed Phase 3 pivotal clinical trials support our submission of a New Drug Application, or NDA, with the U.S. Food & Drug Administration, or FDA, for Imagify, and the timing of such submission and the likelihood any such submission will be accepted by FDA;

  •
  our estimates regarding our capital requirements and our needs for additional financing;

  •
  our plans to develop and market new product candidates and the timing of these development programs; including the timing of our anticipated commencement of a new Hydrophobic Drug Delivery System™ ("HDDS") development program;

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

        Advance Development of Our Lead Product Candidate, Imagify.    We have completed our Phase 3 clinical trial program for our lead product candidate, Imagify, a cardiovascular drug for the detection of coronary artery disease. Data from this program are intended to be used to seek approval for Imagify in the United States, Europe and other markets.

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

        Coronary Artery Disease Market.    According to the American Heart Association, or AHA, approximately 16.0 million people in the United States suffer from coronary artery disease, the leading cause of death in the United States. Coronary artery disease is characterized by the accumulation of plaque, which narrows coronary arteries and reduces blood flow in the heart muscle. The AHA projects that in 2008, over $230 billion will be spent on direct medical expenses for coronary artery disease in the United States. Early detection of coronary artery disease can reduce treatment costs, increase patient survival and improve quality of life.

        The definitive method for the detection of coronary artery disease is coronary angiography, an expensive and invasive procedure impractical for use as a routine screening tool. Two of the most common methods for coronary artery disease screening are nuclear stress imaging and cardiac stress ultrasound. We estimate that approximately 10.4 million of these screening procedures were performed collectively in the United States in 2006. We believe that a contrast agent that enables the assessment of blood flow in the heart muscle, or myocardial perfusion, with ultrasound could replace many of these screening procedures. We believe that an ultrasound contrast agent capable of myocardial perfusion assessment could be priced at approximately $200 or higher per procedure, including both rest and stress evaluations. Assuming all of these procedures were performed using ultrasound with an effective contrast agent at this price, we estimate the potential U.S. ultrasound contrast market for the cardiac indication of Imagify to be over $2.0 billion.

        Current Practice for Coronary Artery Disease Screening.    Nuclear stress tests assess myocardial perfusion, or blood flow in the heart muscle. Nuclear stress tests involve the intravenous injection of a radioactive compound, followed by scans of the heart using a special camera while the patient is at rest and under stressed conditions. These tests may take up to five hours to complete, the results are not available immediately as post-processing is required, do not provide real-time results, cost approximately $870 per procedure, and due to significant capital equipment costs and complex regulatory requirements associated with the use of radioactive materials, are not available in many hospital or physician office settings. We estimate that approximately 7.5 million nuclear stress tests were conducted in the United States in 2006.

        The current cardiac ultrasound performed using stress assesses the motion of the heart wall. Advanced coronary artery disease typically results in abnormal blood flow in the heart muscle, which in turn causes abnormal wall motion that can be detected by the ultrasound machine used in cardiac ultrasound. Although myocardial perfusion information from nuclear stress tests provides the most direct information about blood flow in the heart muscle, cardiac stress ultrasound provides dynamic, real-time information about regional heart function. This additional information, along with the greater availability of ultrasound over nuclear equipment, results in the use of cardiac stress ultrasound as a screening method in many hospital and physician office settings. Cardiac ultrasound involves the use of high-frequency sound waves that are bounced off of the heart wall while the patient is at rest and under stressed conditions. We estimate that approximately 2.9 million cardiac stress ultrasound procedures were conducted in the United States in 2006. However, cardiac stress ultrasound is often inadequate for a definitive assessment of coronary artery disease. For instance, the motion of the heart wall can be difficult to see under certain conditions, particularly in obese patients. In addition, the detection of defects in myocardial perfusion using cardiac stress ultrasound is not possible without use of a contrast agent.

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

        Our Solution, Imagify, a Synthetic Polymer Microparticle.    Using our porous microparticle technology, we specifically designed Imagify for myocardial perfusion assessment. Imagify is a cardiovascular drug that is being developed to enable cardiac stress ultrasound to provide information on myocardial perfusion in addition to wall motion. Based on the results of our two Phase 3 clinical trials, we believe that Imagify perfusion stress ultrasound has the potential to provide information comparable to the nuclear stress tests, while retaining the inherent advantages of ultrasound.

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

Potential Benefits of Imagify Perfusion Stress Ultrasound vs. Nuclear Stress Tests

        We believe Imagify perfusion stress ultrasound has the potential to significantly reduce the time, cost and resources needed in the assessment of myocardial perfusion.

  •
  Less Expensive.  We estimate that the cost of performing an ultrasound imaging procedure using our Imagify contrast agent will be approximately $470 per procedure, representing costs of approximately $200 for the contrast agent and approximately $270 for administering the procedure. Nuclear stress tests typically cost approximately $870 per procedure. Nuclear stress tests are relatively more expensive because the equipment is large and costly and patient throughput is low. Ultrasound equipment is much smaller and generally half the cost of nuclear equipment used for the detection of coronary artery disease.

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

  •
  More Information.  Imagify perfusion stress ultrasound has the potential to provide information on both myocardial perfusion and wall motion, whereas nuclear stress tests typically provide good information on myocardial perfusion, but little information on wall motion. Imagify perfusion stress ultrasound has the potential to provide this information immediately whereas images from nuclear stress tests require post-processing and analysis.

  •
  No Radioactivity.  Imagify is made from a synthetic polymer that does not require special licensing, has the potential of at least a two-year shelf life, and is convenient to use and store. Nuclear stress tests use radioactive materials that create additional costs due to preparation, storage and disposal requirements.

  •
  Expanded Opportunity for Cardiologists.  We believe that many cardiologists will prefer Imagify perfusion stress ultrasound over nuclear stress tests because it may allow them to remain in closer contact with their patients. To assess myocardial perfusion with nuclear stress tests, many patients are referred by cardiologists to the radiology department, which is usually a different profit and care center within the hospital.

Potential Benefits of Imagify Perfusion Stress Ultrasound vs. Cardiac Stress Ultrasound without Contrast

        Imagify perfusion stress ultrasound has the potential to provide broader information for heart evaluation.

  •
  More Information.  Imagify perfusion stress ultrasound has the potential to provide information on both myocardial perfusion and wall motion, whereas cardiac stress ultrasound without contrast provides information only on wall motion.

  •
  Potential for Increased Sensitivity with Perfusion.  Cardiologists seek to identify coronary artery disease early in the disease progression in order to minimize the risk of heart attack. In early coronary artery disease, the coronary artery is only partially blocked, so there may be little or no wall motion abnormality, but there could be a perfusion abnormality. The potential for increased sensitivity has contributed to the popularity of nuclear stress tests. We estimate that in 2006, approximately 7.5 million nuclear stress tests were performed compared to 2.8 million stress cardiac ultrasounds. We believe that an ultrasound contrast agent capable of myocardial perfusion imaging would enable cardiac stress ultrasound to compete more effectively with nuclear stress testing.

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

        Pivotal Trial Design.    RAMP-1 and RAMP-2 were designed to demonstrate that Imagify perfusion stress ultrasound is non-inferior to nuclear stress testing. Non-inferior refers to a statistical type of trial analysis which is designed to show that one test is comparable to another test within a certain statistical margin of error. We believe that if the trial data demonstrates to regulatory authorities that Imagify perfusion stress ultrasound is non-inferior to nuclear stress testing and if Imagify receives regulatory approval, that Imagify perfusion stress ultrasound will compete with nuclear stress tests based on criteria such as lower costs, faster study time, quicker availability of results and no exposure to radiation.

        Patients enrolled in the RAMP-1 and RAMP-2 trials acted as their own controls. Patients enrolled in these studies received an Imagify perfusion stress ultrasound. All of the patients evaluated for efficacy in these trials also received a nuclear stress test. The Imagify perfusion stress ultrasound images and the nuclear stress images resulting from these studies were forwarded by the clinical sites to an independent clinical research organization where all information about the patients, other than what is shown by the images themselves, was removed. Because all such patient information was removed from the images, evaluators of the images are referred to as "blinded readers". In the trials, images produced by Imagify perfusion stress ultrasound were evaluated by echocardiologists, who we refer to as ultrasound blinded readers. Images produced by nuclear stress tests were evaluated by nuclear cardiologists, who we refer to as nuclear blinded readers. In these trials, we used expert and highly experienced nuclear readers. In addition, to ensure high quality standards for the comparator and truth standards in the trials, we standardized the protocol for the conduct of the nuclear stress tests and coronary angiography based on our understanding of best clinical practice and used a leading nuclear imaging agent for enhancement of the nuclear stress images.

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

        Non-inferiority of Imagify perfusion stress ultrasound relative to nuclear stress was evaluated in three ways. First, non-inferiority was evaluated in all patients. "Accuracy" is defined as a measure of the percentage of patients in which the test is correct relative to the truth standard. Accuracy was established in our RAMP-2 statistical analysis plan as the principal primary endpoint of the pivotal trials and the gating endpoint with respect to our NDA submission. In accordance with the trial design, if the accuracy endpoint was not achieved in the trial, the trial would fail. Provided that ultrasound blinded readers demonstrated that their accuracy was non-inferior to the results from the nuclear blinded readers, non-inferiority was evaluated in two subsets of patients, those with disease and those without disease. "Sensitivity" is defined as a measure of the effectiveness of the test in assessing the presence of disease in the patients who have been shown by the truth standard as having coronary artery disease and "specificity" as a measure of the effectiveness of the test in assessing the absence of disease in the patients who have been shown by the truth standard to be free of coronary artery disease. Sensitivity and specificity were the second and third clinical trial endpoints; the component primary endpoints. For both ultrasound and nuclear, because sensitivity and specificity are subsets of accuracy, when sensitivity increases and overall accuracy remains unchanged there is a corresponding decrease in specificity. Imaging techniques such as nuclear and ultrasound, which provide clinicians with information for their evaluation, involve reader judgment and have historically demonstrated variability between readers with respect to sensitivity and specificity depending upon whether the readers are aggressive (meaning a tendency to diagnose disease) or conservative (meaning a tendency to diagnose an absence of disease) in evaluating difficult cases. The principal primary endpoint of accuracy is a measure that incorporates both sensitivity and specificity across all patients in the clinical trials. Accuracy tends to be more objective as it is less susceptible to conservative and aggressive reader judgment.

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

        Pivotal Trial Results Overview.    There were three different readers in each of RAMP-1 and RAMP-2 (6 readers in total). All three readers demonstrated non-inferiority to nuclear stress with respect to the principal primary endpoint of accuracy. In the RAMP-1 trial, the trial with the relatively lower risk patient population, the ultrasound blinded readers demonstrated superior specificity (the measure of effectiveness in assessing the absence of disease) compared to nuclear stress. In the RAMP-2 trial, the trial with the relatively higher risk patient population, the ultrasound blinded readers demonstrated superior sensitivity (the measure of effectiveness in assessing disease) compared to nuclear stress. We demonstrated superior specificity in RAMP-1 and superior sensitivity in RAMP-2. Only one of the three ultrasound blinded readers demonstrated non-inferiority to nuclear stress for sensitivity in RAMP-1, and only one of the three ultrasound blinded readers demonstrated non-inferiority to nuclear stress for specificity in RAMP-2. The criteria for success for all endpoints was that 2 of 3 ultrasound readers be non-inferior to the nuclear reader. We believe that the missed component primary endpoints in these trials was due largely to the inherent trade-off between sensitivity and specificity caused by "aggressive" and "conservative" ultrasound and nuclear readers. While these component primary endpoints were missed, we believe that both trials demonstrated that, overall, Imagify perfusion stress ultrasound is just as accurate as nuclear stress across all readers. We also believe that because, in addition to achieving the principal primary endpoint in both trials, Imagify perfusion stress ultrasound also demonstrated superior results on component primary endpoints which we believe were the most important in each of these trials (specificity in the lower risk patient population and sensitivity in the higher risk patient population), this data supports an NDA submission for Imagify. We intend to submit our NDA in April 2008 subject to completion of required remaining qualification steps relating to its commercial manufacturing facility.

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

        The accuracy and sensitivity results for RAMP-2 exceeded the criteria for success, which was defined in our statistical analysis plan as the ability of 2 out of 3 ultrasound blinded readers to show non-inferiority compared to nuclear stress. Three of the ultrasound blinded readers had superior sensitivity and non-inferior accuracy to nuclear stress. The median Imagify perfusion ultrasound blinded results and median nuclear stress reader were, respectively, 70% and 67% for accuracy (all p values <0.001) and 73% and 61% for sensitivity (all p values <0.020). The specificity results missed the criteria for success with one of three ultrasound blinded readers having statistical non-inferior specificity to nuclear stress (p = 0.01). The median Imagify perfusion ultrasound blinded results and median nuclear stress results for specificity were, respectively, 66% and 76%. Based upon our review of the safety data from this trial, we believe Imagify was well tolerated. Disease prevalence in the RAMP-2 trial was 58%.

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

        Additional Clinical Trials to Strengthen Imagify's Market Position.    As a part of our ongoing clinical program for Imagify, we will continue investigating the performance of Imagify in a range of circumstances beyond of the scope of the RAMP-1 and RAMP-2 studies. One such trial, named ACCESS (Acquiring Consensus for Contrast Echocardiography System Settings), is designed to determine the appropriate equipment settings for Imagify on a variety of ultrasound hardware platforms. In March 2007, we completed ACCESS trial enrollment at 39 patients. Additionally, with RAMP-1 and RAMP-2 focused on the diagnostic value of Imagify, which is the ability to detect the presence or absence of disease at a fixed point in time, we also anticipate evaluating the prognostic value of Imagify, which is the ability to predict future cardiovascular events, or outcomes through a trial called PACE (Prognostic Assessment of Contrast Echocardiography). No new administration of Imagify will be required for PACE, as we will conduct follow-up analysis on patients from the RAMP-1 and RAMP-2 trials. Preparations for the PACE trial began in late 2007, but the trial was terminated in January 2008 so that we could focus our resources on the completion of our Imagify NDA submission.

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

Research and Development

        Over the past three fiscal years, we have made material expenditures on research and development. In the fiscal years ended December 31, 2005, 2006, and 2007, research and development expenses were approximately $42.2 million, $52.4 million and $43.2 million, respectively.

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

Reimbursement

        Government health administration authorities, commercial health insurers and other organizations generally provide reimbursement for products like Imagify. Our commercial success will depend in part on these third-party payers agreeing to reimburse healthcare providers for the cost of our product. We believe that perfusion stress ultrasound using Imagify is well positioned to deliver clinical and economic value to third-party payers. Our focus will be to obtain coverage and reimbursement from both commercial and government insurers. However, we cannot assure that third-party payers, in the United States, Europe and other markets, will consider our products cost-effective or provide reimbursement in whole or in part for their use or agree to the proposed price.

        In the US market, we plan to apply for a new drug code from the Centers for Medicare and Medicaid Services (CMS) which administers the Medicare insurance program for those over 65 years of age. Establishing a drug code is an important step in the overall reimbursement process. There are many precedents for establishing unique product codes and product specific payments within this market. We will also work with CMS and private insurers to establish favorable payment rates for Imagify based on expected cost advantages for payers. We believe that perfusion stress ultrasound with Imagify will provide clinically equivalent perfusion information as nuclear SPECT stress tests but at a lower total study cost, reduced procedure time and without radiation exposure risk for patients and providers.

Manufacturing

        Prior to filing an NDA for Imagify, we must demonstrate that we can successfully and repeatedly manufacture Imagify in compliance with current good manufacturing practices, or cGMPs, enforced by FDA and overseas regulatory agencies in the manufacturing facility that we intend to use to produce Imagify at commercial launch. We must also successfully demonstrate the manufacture of Imagify in accordance with European regulatory requirements prior to Nycomed filing an MAA for Imagify.

        In late 2005 we substantially completed the build-out of a 58,000 square foot commercial manufacturing facility in Tewksbury Massachusetts. In 2006 we completed commissioning of the manufacturing equipment and utilities, produced full commercial scale development batches of Imagify and substantially completed all Installation Qualification, or IQ, and Operational Qualification, or OQ, requirements relating to the equipment and utilities initially needed for this facility. In 2007, we continued to make progress on the remaining steps toward the qualification of the manufacturing facility, including process validation and continued product stability testing. Aseptic validation was completed in early 2008. All such qualification activities need to be completed under cGMPs. Data from the production of Imagify under cGMPs are intended to be part of our NDA submission of

Imagify. Based upon our current plans, we expect to complete this qualification phase in time to support a NDA submission in April 2008. We believe that our existing facilities are adequate to meet our current and initial projected commercial requirements and that suitable space will be available as needed.

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

        Our patents include internally developed patents as well as patents acquired from third parties. As of March 2008, we owned 31 issued U.S. patents, one allowed U.S. patent and 20 U.S. patent applications. We charge all patent-related expenses to operations as incurred. Six of our issued U.S. patents are directed to aspects of the spray drying method for manufacturing microparticles. Four issued U.S. patents and eight U.S. patent applications are related to various aspects of our porous microparticle delivery technology. Five issued U.S. patents relate to aspects delivery of hydrophobic drugs, including AI-850. We also own a number of pending international and foreign patent applications corresponding to these U.S. patents and applications.

        In June 2006, we entered into an agreement to license on a non-exclusive basis ultrasound contrast agent patents and patent applications from GE Healthcare ("GE"), a division of General Electric Company. In consideration of the non-exclusive license of these patents, we agreed to pay GE $10.0 million prior to commercial approval of Imagify, of which $5.0 million was paid in June 2006 and $5.0 million was due in June 2007. Effective May 11, 2007 we entered into an amendment to the GE patent license agreement. The amendment provides that, in lieu of the $5.0 million payment due on June 1, 2007, we make a series of payments to GE as follows: $1.5 million was paid in May 2007 and six consecutive quarterly installments of $0.9 million due on the first day of the third month of each calendar quarter, commencing June 1, 2008.

        Also in June 2006, pursuant to a non-exclusive license agreement with Bracco International BV, or Bracco, we licensed Bracco's ultrasound-related patents and patent applications in the field of ultrasound diagnostic imaging. In consideration of the non-exclusive license of these patents, we agreed to pay Bracco up to a total of Euros 3.0 million (approximately $4.4 million as of March 3, 2008), of which Euros 0.5 million (approximately $0.6 million) was paid in June 2006. An additional Euros 2.5 million (approximately $3.8 million as of March 3, 2008) is payable upon our achievement of certain defined regulatory milestones. We also agreed to pay a royalty on future Imagify revenue, up to a maximum royalty amount of Euros 10.0 million (approximately $15.2 million as of March 3, 2008), less a portion of the above-referenced milestone payments.

        In May 2005, we entered into a Patent Transfer Agreement with Bayer Schering Pharma AG ("Schering") pursuant to which we acquired rights, title and interest in certain ultrasound-related patents from Schering. In consideration of the transfer and assignment of these patents, we agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million was paid in May 2006, and $3.0 million was due in May 2007. Effective April 27, 2007 we entered into an amendment to the Patent Transfer Agreement. The amendment provides that, in lieu of this final

$3.0 million payment due in May 2007, we make a series of payments to Schering as follows: $1.5 million was paid in May 2007; $1.0 million is due in May 2008 and $1.0 million is due in May 2009.

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

        The process required by FDA under the new drug provisions of the Federal Food, Drug and Cosmetic Act before our products may be marketed in the United States generally involves the following:

  •
  pre-clinical laboratory and animal tests performed under FDA's Good Laboratory Practices regulation;

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

        Imagify, our cardiovascular drug for the assessment of myocardial perfusion, if approved for marketing and sale, will face intense competition. We believe that Imagify perfusion stress ultrasound can be a cost-effective and convenient substitute for nuclear stress tests, the current standard of care in myocardial perfusion assessment. In addition, we believe Imagify will add useful myocardial perfusion information that current cardiac stress ultrasound tests cannot provide without a contrast agent. Imagify is designed for use with widely available ultrasound equipment and techniques currently used for wall motion studies using cardiac ultrasound. We expect to face intense competition from companies that market products related to these existing imaging techniques, as well as other companies that are developing ultrasound contrast agents for use in cardiac ultrasound.

        Nuclear stress testing is an established technique for assessing myocardial perfusion. Radioactive contrast agents that are approved by the FDA for use in nuclear stress tests include Cardiolite®, which is marketed by Avista Capital Partners Medical Imaging business (formerly by Bristol-Myers Squibb Medical Imaging); Myoview®, which is marketed by GE Healthcare; and thallium, which is marketed by GE Healthcare, Avista Capital Partners Medical Imaging business and Tyco International.

        Cardiac ultrasound without contrast is an established technique for detecting abnormal wall motion, which some cardiologists may find satisfactory for the detection of coronary artery disease. However, cardiac ultrasound without contrast is incapable of assessing myocardial perfusion. We believe that Imagify perfusion stress ultrasound will enable cardiac ultrasound to provide information on myocardial perfusion in addition to wall motion.

        No ultrasound contrast agent has been approved by FDA for use in myocardial perfusion imaging using cardiac ultrasound. However, we are aware of other companies that are or may be developing ultrasound contrast agents for use in cardiac ultrasound. CardioSphere™, which is being developed by Point Biomedical Corporation, is an ultrasound contrast agent for the assessment of myocardial perfusion. In 2006, it was reported that Point Biomedical Corporation, in order to potentially gain regulatory approval for CardioSphere, must design and commence new Phase 3 clinical trials. In addition, some companies have ultrasound contrast agents that are FDA approved for LVO and EBD in patients with suboptimal images or are in development. In the future, these companies may seek to broaden their indications to include myocardial perfusion assessment. These FDA-approved agents include Optison®, which is marketed by GE Healthcare and Definity®, which is marketed by Avista. SonoVue® is an ultrasound contrast agent marketed in Europe by Bracco for LVO and EBD and for radiology applications.

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

Employees

        As of March 3, 2008, we had 118 full-time employees, including 98 in research and development and 20 in general and administrative. Thirteen of our employees have M.D.s and/or Ph.D.s. From time to time, we also employ independent contractors to support our engineering and administrative organizations. None of our employees are represented by a collective bargaining unit and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Organization and Trademarks

        We were organized as a Delaware corporation on July 12, 1993.

        We have trademarks in the United States and other countries, including "Acusphere," "Imagify," "HDDS" and "PDDS" and our logo.

        This Annual Report on Form 10-K also contains the trademarks and trade names of other entities that are the property of their respective owners.

Financial Information

        The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.

Available Information

        Our website is available at www.acusphere.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports on our website as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission. Information posted on our website is not incorporated by reference in this Annual Report on Form 10-K.

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

Risks Related to Our Company

We have not generated any product revenue to date, have a history of operating losses and our capital resources are limited. There is substantial doubt as to our ability to continue as a going concern.

        We are focused on product development and we have not generated any revenue from commercial sales of our products to date. We have incurred losses each year of our operations. In 2007, we had a net loss available to holders of common stock of $56.0 million. At December 31, 2007 we had an accumulated deficit of $334.9 million. We expect our research and development, general and administrative and sales and marketing expenses will increase over the next several years.

        We expect to continue to incur losses and capital expenditures for the foreseeable future. We also anticipate cash outflow from debt repayment and payment of other obligations, including dividends payable on our outstanding shares of 6.5% convertible exchangeable preferred stock. Based on our operating plans, we will, before the end of the second quarter of 2008, require significant additional capital to fund our operations, including developing products, conducting clinical trials, achieving regulatory approvals, qualifying commercial manufacturing space and, subject to regulatory approval, commercially launching Imagify, or other product candidates under development or future product candidates. We may raise this additional capital through public or private sales of equity, or from borrowings, or from strategic partners.

        As a result of our limited capital resources, we may elect to delay the funding of certain development activities, including those leading to the submission of our NDA for Imagify, which would result in a delay in the commercialization of Imagify. Any such delay in the submission of an NDA or commercialization of Imagify would have a material adverse impact on our business and would likely have a material adverse effect on the market price of our common stock. To address our capital needs, we may elect to raise funds through public or private sales of equity or from borrowings or from strategic partners. Additional equity financing, if available, may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business; and strategic partnerships, if available, may result in royalties or other terms which reduce our economic potential from products under development. In addition, third parties may attempt to acquire us at valuations our board of directors or stockholders may not find attractive. Since our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Annual Report on Form 10-K, our current financial resources raise substantial doubt about our ability to continue as a going concern.

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

We need to allocate significant amounts of our available capital resources to make payments on our outstanding indebtedness and equipment lease obligations, our patent transfer agreement with Bayer Schering Pharma AG, our patent license agreement with GE and as dividends on our 6.5% convertible exchangeable preferred stock, which in turn could reduce our financial flexibility and ability to fund other activities.

        As of March 3, 2008, we had approximately $16.0 million in aggregate principal indebtedness outstanding related to capital lease obligations, notes payable, and other long-term obligations. As of March 3, 2008, we had outstanding 650,000 shares of our 6.5% convertible exchangeable preferred stock, which shares accrue cumulative cash dividends at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. These payments will:

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

        The data obtained from clinical and pre-clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. In particular, we can not assure you that our planned NDA for Imagify will be accepted by FDA nor can we assure you that our Imagify clinical results will successfully address FDA requirements sufficiently for us to obtain regulatory approval. No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. FDA analysis of results include both quantitative and qualitative analysis. In both our RAMP-1 and RAMP-2 clinical trial results, we achieved the principal primary endpoint of accuracy but failed to achieve one of the two component primary endpoints in each trial (sensitivity in RAMP-1 and specificity in RAMP-2). The FDA may look at these trials separately rather than in their totality and may not approve Imagify based upon these missed endpoints. We cannot predict whether FDA will approve Imagify based upon the available results or whether FDA will seek additional data as a condition to approval or whether they will approve Imagify at all.

        Our RAMP-1 and RAMP-2 clinical trial results are based upon our statistical analysis plans for those trials. These statistical analysis plans, including calculations of statistical significance, were created based on a variety of factors, including feedback from our discussions with FDA, the input of our regulatory consultants and our own knowledge and past experience in these and similar matters. We anticipate that the FDA will evaluate the quality and independence of the manner in which our Imagify clinical trials were conducted. In recent years, other companies seeking approval for their contrast agents have encountered difficulties convincing FDA that the comparative or truth standards that they used in their clinical trials met acceptable levels of quality, consistency or other standards acceptable to the FDA. In such cases, these issues were reported to be contributing factors in the failure of such product candidates to be approved. If the FDA, upon review, has concern about the manner in which our RAMP-1 or RAMP-2 trials were conducted, or has concerns about the results of the nuclear stress tests or coronary angiography used as a comparator and truth standard in these trials, this could delay or prevent FDA approval of Imagify based upon our current trial results. There can be no assurance that FDA will accept our statistical analysis without modification. How, when, or if such matters are resolved may affect whether Imagify is approved for the indication that we are seeking, the timing of such approval, or whether Imagify is approved at all. In addition, in conjunction with approving products, it is common for regulatory agencies to impose limits on how such products can be used and marketed. We anticipate that if and when Imagify and other product candidates are approved that the initial use and marketing of these products may be limited at least until such time as we conduct additional clinical studies or information otherwise becomes available to address the underlying reasons for such limitations.

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

        Many of the patients in our Imagify clinical trials have coronary artery disease. As part of our Imagify clinical trials, patients are exposed to potential safety risks associated with a stress test, including risks associated with a pharmacological stressor, and Imagify. Given the nature of the Imagify clinical trials, including the cumulative administration of Imagify to larger numbers of at-risk patients and administering Imagify to patients with coexisting disease, adverse events are expected to be encountered during any future clinical trials. Adverse events are also likely to be encountered in clinical trials for our other products, which clinical trials may also include at-risk patients. When significant adverse events are detected and these events are attributable to our products, such events could delay, limit or prevent regulatory agency approval.

FDA has required warning labels be added to product labeling for certain contrast agents as a result of serious adverse events and, if approved, our Imagify product candidate may require similar labeling.

        FDA is investigating reports of deaths and heart problems in patients treated with contrast agents and as a result, has required warning labels to be added to product labeling for certain ultrasound contrast agents which are approved for use in clinically unstable and acutely ill patients. These FDA-approved agents, Optison, marketed by GE Healthcare and Definity, marketed by Avista, are injected into patients prior to a cardiac ultrasound to improve visibility of the image. While we believe that Imagify is structurally different from these commercially-available ultrasound contrast agents, we cannot assure you that, if approved, Imagify will not be required to carry a similar warning. As a result, the potential market size may be significantly smaller.

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

        If discussions with FDA lead us to conclude that further clinical trials of Imagify are required to achieve NDA approval, such trials may affect the timing of an NDA submission or ultimate approval and we would incur significant additional costs. We cannot assure that the performance of additional trials would lead ultimately to NDA approval. Moreover, we currently do not possess sufficient inventory of Imagify to conduct any such trial, and would need to contract for the manufacture of such material. We may not be able to obtain sufficient quantity of such material in a timely fashion or on commercially reasonable terms, or at all. Our inability to conduct additional clinical trials for Imagify in a timely fashion, or at all, resulting from of our inability to manufacture or obtain clinical trial materials would have material adverse effect on our business.

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

        There can be no assurance that any products we successfully develop, if approved for marketing, will achieve market acceptance or generate significant revenues. Each of our product candidates is intended to replace or alter existing therapies or procedures, and hospitals, physicians or patients may conclude that these products are less safe or effective or otherwise less attractive than these existing therapies or procedures. For example, our lead product candidate, Imagify, is a cardiovascular drug for use in ultrasound imaging procedures which will compete with existing nuclear imaging and cardiac ultrasound. Hospitals, physicians or patients may prefer these existing procedures to Imagify perfusion stress ultrasound imaging. If our products do not receive market acceptance for any reason, it would adversely affect our business, financial condition and results of operations. In such event, we may elect to conduct additional clinical trials designed to demonstrate the effectiveness of Imagify in circumstances not studied in our Phase 3 clinical trials. Any such studies will likely be expensive and time consuming. Further, our competitors may develop new technologies or products that are more effective or less costly, or that seem more cost-effective, than our products. We can give no assurance that hospitals, physicians, patients or the medical community in general will accept and use any products that we may develop.

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

Failure to manufacture our products in commercial quantities or at commercially reasonable rates could damage our European partnership.

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

        We have removed our Imagify manufacturing equipment from the facilities of a third-party contract manufacturer. Currently, we have no facility within which to manufacture Imagify until the new commercial manufacturing facility is qualified or until other arrangements are made. We have no existing inventory of Imagify on-hand and would need to produce, or contract with a third party for the production of additional material for future clinical trials. If we are not able to secure sufficient inventory of Imagify clinical trial material to perform clinical trials, our program could be adversely impacted or delayed. These delays could have a material adverse effect on our business, financial condition and results of operations.

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

        FDA reserves the right to approve product names prior to commercialization. We have proposed to FDA the tradename Imagify, as well as an alternative tradename, as a potential product trade name for our lead product. FDA has raised concerns regarding the name Imagify which, if not resolved, could cause us to use the alternative name which FDA finds acceptable. Trade names changes could result in additional cost to us and could adversely affect our preparations for commercialization of this product which could, in turn, adversely affect our business, financial condition and results of operations.

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

        We depend on the principal members of our scientific and management staff. The loss of these principal members' services might significantly delay or prevent the achievement of research, development or business objectives and could materially adversely affect our business, financial condition and results of operations. We do not maintain key person life insurance on any of these principal members, except for the CEO. We have entered into executive employment agreements, as amended, with key members of the management team that provide for compensation and other benefits in the event these persons are terminated other than for cause, including in connection with a "change of control" of Acusphere, or if they terminate their employment for good reason.

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

  •
  Imagify, our cardiovascular drug and lead product candidate, if approved for marketing and sale, will compete with nuclear stress tests, the current standard of care in myocardial perfusion imaging. Nuclear imaging agents that are approved for use in myocardial perfusion imaging include products marketed by GE Healthcare and Avista. In 2005, the reimbursement rate of a nuclear stress test was approximately $800 per procedure. In addition, GE Healthcare and Avista have developed and marketed ultrasound contrast agents that have been used for Left Ventricular Opacification, or LVO, and Endocardial Border Delineation, or EBD, in patients with suboptimal images. No ultrasound contrast agent has been approved by FDA for use in myocardial perfusion imaging using cardiac stress ultrasound. However, we are aware of other companies that are or may be developing ultrasound imaging agents for use in cardiac stress ultrasound. CardioSphere, which is being developed by Point Biomedical Corporation, is a cardiac stress ultrasound imaging agent for the assessment of myocardial perfusion. It is our understanding that Point Biomedical Corporation is conducting clinical trials in order to potentially gain regulatory approval for CardioSphere. In addition, some companies have ultrasound contrast agents that are FDA approved for resting cardiac ultrasound evaluation of LVO and EBD in patients with suboptimal images or are in development. In the future, these companies may seek to broaden their indications to include myocardial perfusion assessment with cardiac stress ultrasound. These FDA-approved agents include Optison, which is marketed by GE Healthcare and Definity, which is marketed by Avista. SonoVue is an ultrasound contrast agent marketed in Europe by Bracco for LVO, EBD and radiology applications.

  •
  AI-850 (our reformulation of paclitaxel) or a reformulation of AI-850, if approved for marketing and sale, will also face intense competition. We are aware of companies, such as Abraxis Bioscience (formerly American Pharmaceutical Partners), NeoPharm and Sonus Pharmaceuticals that are applying significant resources and expertise to developing reformulations of paclitaxel for intravenous delivery. In early 2005, Abraxis Bioscience received FDA approval for and is marketing their product. None of these other reformulations has received approval from FDA. Other companies, such as Cell Therapeutics, are developing new chemical entities that involve paclitaxel conjugated, or chemically bound, to another chemical. None of these new chemical entities have received final approval from FDA. In addition, a number of companies have developed technology for delivering hydrophobic drugs. Cardinal Health, CyDex and Elan have created formulations of hydrophobic drugs that have been approved by FDA.

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

        We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, and we spent approximately $15,211 during the twelve months ended December 31, 2007 to dispose of these hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly.

        The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. An active public market for our common stock may not continue to develop or be sustained. The volatility of pharmaceutical and biotechnology stocks and the level of trading in such stocks do not always relate to the operating performance of the companies represented by such stocks. Factors that could cause this volatility in the market price of our common stock include:

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

        We have on file with the SEC a universal shelf registration statement on Form S-3 (Registration No. 333-134263) and a universal shelf registration statement on Form S-3 (Registration No. 333-123854), which provide for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability of approximately $33.5 million and $27.3 million, respectively, net of financing amounts previously executed under these registration statements. The SEC declared the shelf registration statements effective on August 18, 2006 and April 15, 2005, respectively. Effective April 15, 2008, the first of these registration statements will expire and no longer be available to us for the sale of securities in a public offering. In addition, new rules recently adopted by the SEC currently limit our ability to utilize a shelf registration statement to no more than one-third of our unaffiliated public float over any twelve month period. Subject to these limitations, market conditions and our capital needs, and to the extent and so long as we are then eligible to use the registration statements under SEC rules, we may again seek to use any remaining availability under the shelf registration statements by making an offering of securities covered for sale under the registration statements. In addition, we may amend our shelf registration statements or file a new shelf registration statement to increase our potential access to capital. The addition of these securities into the market may be dilutive to existing stockholders and have an adverse effect on the price of our securities.

Our significant equity holders may have conflicts of interests with us or you in the future.

        As of March 3, 2008, and based on information provided to us by such entities: the Endowment Capital Group LLC and its affiliates beneficially own approximately 11% of our outstanding common stock; Bank of America Corporation and its affiliates beneficially own approximately 6% of our outstanding common stock; Baupost Group LLC beneficially own approximately 6% of our outstanding common stock; Quaker Capital Management Corporation and its affiliates beneficially own approximately 5% of our outstanding common stock; Deutche Bank AG and its affiliates beneficially own approximately 6% of our outstanding common stock; and the Meditor Group Ltd. and its affiliates beneficially own approximately 5% of our outstanding common stock. Collectively these investors will control approximately 39 % of our outstanding common stock. These investors, particularly if they were to act together as a concentrated group, could exert influence over the election of our directors, direct our policies and operations, including future issuances of common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and entering into of extraordinary transactions, and their interests, as a concentrated group, may not in all cases be aligned with your interests. This concentration of ownership among a small number of investors may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

Our common stock is junior to our preferred stock with respect to the right to receive payments in the event of a dissolution, liquidation or winding up of Acusphere.

        In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of March 3, 2008, 650,000 of these shares of preferred stock are outstanding. The preferred stock is senior to the common stock as to liquidation. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders.

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

        The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of March 3, 2008, we have approximately 46,611,042 shares of common stock outstanding and 650,000 shares of convertible preferred stock outstanding that are convertible into approximately 4.7 million shares of our common stock, plus up to a maximum of approximately 0.4 million additional shares of our common stock issuable at our option in satisfaction of the maximum dividend make-whole payment on these shares of preferred stock. All of the shares of common stock issuable upon conversion of our preferred stock will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

The terms of our outstanding shares of preferred stock may restrict our ability to raise additional capital or hamper or prevent an acquisition of us.

        In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of March 3, 2008, 650,000 of these shares of preferred stock are outstanding. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders. Without the vote or consent of the holders of at least a majority of the shares of preferred stock, we can not authorize or sell any equity security that ranks senior to the preferred stock as to dividends or distributions of assets upon liquidation, dissolution or winding up of Acusphere. As a result of this liquidation preference, it may be difficult for us to raise additional capital through the sale of common stock or junior preferred stock on acceptable terms, or at all.

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

        In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of March 3, 2008, 650,000 of these shares of preferred stock are outstanding. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December, commencing June 1, 2005. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments. In February 2008, our Board of Directors elected not to declare a quarterly cash dividend that was otherwise payable on March 1, 2008. This is the first quarterly dividend that has not been declared or paid on the preferred stock. If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our board of directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the preferred stock, voting separately as a class with holders of preferred stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected. These directors will be appointed to classes on the board as determined by our board of directors. These voting rights will terminate when we have declared and either paid or set aside for payment all accrued and unpaid dividends. The terms of office of all directors so elected will terminate immediately upon the termination of these voting rights.

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

Our common stock may be delisted from The NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

        Our common stock is listed on The NASDAQ Global Market. On January 10, 2008, the Company received a letter from The NASDAQ Stock Market LLC ("NASDAQ") advising that for the previous 30 consecutive business days, the bid price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market. If we fail to comply with this minimum bid price requirement or any other listing standards applicable to issuers listed on The NASDAQ Global Market, our common stock may be delisted from The NASDAQ Global Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

        In July 2004, we entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. This lease has a five year, nine month term with options to extend the lease for up to two additional five-year terms at predetermined rental rates. We intend to demonstrate that we can produce Imagify at a commercial manufacturing scale prior to our filing of an NDA for Imagify and, subject to required regulatory approvals, we intend to manufacture Imagify in this facility for commercial use. In late 2005 we substantially completed the build-out of our commercial manufacturing space. In 2006 we completed commissioning of the manufacturing equipment and utilities, produced full commercial scale development batches of Imagify and substantially completed all Installation Qualification, or IQ, and Operational Qualification, or OQ, requirements relating to the equipment and utilities initially needed for this facility. In 2007 we continued to make progress on the remaining steps toward the qualification of the manufacturing facility, including process validation and continued product stability testing. Aseptic validation was completed in early 2008. All such qualification activities need to be completed under cGMPs. Data from the production of Imagify under cGMPs are intended to be part of our NDA submission of Imagify. Based upon our current plans, we expect to complete this qualification phase in time to support a NDA submission in April 2008. We believe that our existing facilities are adequate to meet our current and initial projected commercial requirements and that suitable space will be available as needed.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock is currently traded on The NASDAQ Global Market under the symbol "ACUS." The following table sets forth the high and low closing prices for our Common Stock as reported on The NASDAQ Global Market for the periods indicated, as adjusted to the nearest cent.

	High	Low
Year Ending December 31, 2007:
Fourth quarter	$1.73	$0.58
Third quarter	$2.23	$1.29
Second quarter	$4.21	$2.09
First quarter	$3.02	$2.44
Year Ended December 31, 2006:
Fourth quarter	$3.78	$2.35
Third quarter	$4.21	$2.40
Second quarter	$7.20	$2.99
First quarter	$6.69	$5.42

        On March 3, 2008, the last reported sale price of our common stock on The NASDAQ Global Market was $0.56 per share. As of March 3, 2008, there were approximately 125 holders of record of our common stock, excluding multiple beneficial holders at depositories, banks and brokers included as a single holder in the single "street" name of each respective depository, bank or broker.

Dividend Policy

        We have never declared or paid a cash dividend on our common stock, and we currently do not anticipate paying any cash dividends on our common stock in the foreseeable future.

        In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments. In 2007 and 2006, we paid $2.3 million and $2.4 million, respectively, in cash dividends on the then outstanding shares of our preferred stock. As of March 3, 2008, there were 650,000 shares of our preferred stock outstanding.

        Delaware law limits our ability to pay cash dividends on the preferred stock. Under Delaware law, cash dividends may only be paid from "surplus" or, if there is no "surplus," from our net profits for the current or preceding fiscal year. Delaware law defines "surplus" as the amount by which the total assets of a corporation, after subtracting its total liabilities, exceed the corporation's capital, as determined by its board of directors. In February 2008, our board of directors elected not to declare a quarterly cash dividend that was otherwise payable on March 1, 2008. This is the first quarterly dividend that has not been declared and paid on the preferred stock. Unless we have paid or set aside cumulative dividends in full on our preferred stock for all past dividend periods and sufficient funds shall have been set apart for the payment of the dividend for the current period with respect to our preferred stock, we may not declare or pay or set aside cash dividends on our common stock and we may not redeem, purchase or otherwise acquire any of our common stock except under limited circumstances. Except for dividends payable on our preferred stock, we currently intend to retain all of our future earnings, if any, to finance operations. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and other factors that our board of directors may deem relevant.

Stock Performance Graph

        The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

        The stock performance graph set forth below compares percentage change in the cumulative total stockholder return on our Common Stock during the period from October 8, 2003 through December 31, 2007, with the cumulative total return on the (i) the NASDAQ Stock Market Global Market Index ("NASDAQ U.S. Index") and (ii) the group consisting of 272 corporations in our Standard Industrial Classification (SIC) Code 2834—Pharmaceutical Preparations ("Peer Group Index"). The comparison assumes $100 was invested on October 8, 2003 in our Common Stock, the NASDAQ U.S. Index and the Peer Group Index and assumes reinvestment of dividends, if any. In 2007 and 2006, the NASDAQ Composite Index replaces the NASDAQ Stock Market (U.S. Companies) Index, which we have used in prior years, because NASDAQ retired the NASDAQ Stock Market (U.S. Companies) Index in July 2006 and it is no longer available.

ANNUAL RETURN PERCENTAGE

	Years Ending
Company Name/Index
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Acusphere, Inc.	-37.29	-30.18	-12.89	-54.31	-73.36
Nasdaq Index	5.65	8.41	2.20	10.27	9.92
Peer Group	9.63	-1.03	7.21	12.88	1.13

INDEXED RETURNS

		Years Ending
Company Name/Index	Base Period 10/8/03
		12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Acusphere, Inc.	100	62.71	43.79	38.14	17.43	4.64
Nasdaq Index	100	105.65	114.53	117.04	129.06	141.87
Peer Group	100	109.63	108.50	116.32	131.30	132.78

Comparison of Cumulative Five Year Total Return

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data set forth below for 2005, 2006 and 2007 has been derived from our audited financial statements included in this Annual Report on Form 10-K. The selected financial data set forth below for 2003 and 2004 has been derived from prior audited financial statements. This information should be read in conjunction with the financial statements and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$—	$1,714	$3,429	$1,781	$2,667
Operating Expenses:
Research and development(1)	14,818	25,976	42,159	52,445	43,175
General and administrative(1)	4,890	6,165	7,446	11,615	12,219

Total operating expenses	19,708	32,141	49,605	64,060	55,394
Interest and other income (expense), net	(2,215)	468	1,551	1,190	(1,003)

Net loss	(21,923)	(29,959)	(44,625)	(61,089)	(53,730)
Accretion of dividends and offering costs on preferred stock	(5,948)	—	(2,419)	(2,381)	(2,275)

Net loss available to common stockholders	$(27,871)	$(29,959)	$(47,044)	$(63,470)	$(56,005)

Net loss available to common stockholders per share—Basic and diluted	$(6.66)	$(1.92)	$(2.49)	$(2.30)	$(1.31)

Weighted average shares outstanding—Basic and diluted	4,188	15,603	18,897	27,599	42,627

(1) Includes stock based compensation as follows:
Research and development	$590	$356	$199	$1,102	$1,038
General and administrative expenses	717	584	375	1,535	1,198

Total stock based compensation	$1,307	$940	$574	$2,637	$2,236

	As of December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$54,562	$45,180	$51,112	$59,750	$26,102
Working capital	50,931	34,142	31,011	38,266	8,541
Total assets	58,924	62,003	95,839	94,822	52,020
Long-term liabilities	205	2,503	14,601	9,381	9,454
Total stockholders' equity	54,375	45,509	57,417	58,449	23,740

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

        We are a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using our proprietary porous microparticle technology. We are focused on developing proprietary drugs that can offer significant benefits such as improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. Our lead product candidate, Imagify™ (perflubutane polymer microspheres), is a cardiovascular drug for the detection of coronary artery disease, the leading cause of death in the United States. We believe that our Imagify clinical results support an NDA submission and we are working to submit an NDA for Imagify in April 2008. In Europe, we have entered into a collaboration agreement with Nycomed for the marketing and sale of Imagify. In addition to our progress with Imagify, we have demonstrated that our technology can improve the formulation of hydrophobic drugs and inhaled asthma drugs.

        We believe that Imagify perfusion ultrasound has the potential to significantly reduce the time, cost and resources needed in the assessment of myocardial perfusion, compared to nuclear stress testing, without subjecting patients to radiation. Myocardial perfusion is blood flow to the heart muscle, a sensitive marker for coronary artery disease. There is no ultrasound imaging agent currently approved by FDA for use in cardiac ultrasound for myocardial perfusion imaging or for any other indication in conjunction with cardiac stress ultrasound.

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

        We have incurred significant operating losses to develop our product candidates and we anticipate continuing to incur significant operating losses in the coming years. In particular, we expect to incur significant additional expenses and experience other significant capital requirements to seek regulatory approval for Imagify, to complete the qualification of a manufacturing facility for the initial commercial manufacture of Imagify and, subject to regulatory approvals, to launch Imagify. Since our inception, we have funded our operations primarily through private and public placements of equity securities, equipment-backed financings and other debt financings. At December 31, 2007, we had approximately $26.1 million in cash and cash equivalents. Based on our current operating plans, we will, before the end of the second quarter of 2008, require significant additional capital to fund our operations. Since our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Annual Report on Form 10-K, our current financial resources raise substantial doubt about our ability to continue as a going concern.

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

        There were three different readers in each of RAMP-1 and RAMP-2 (6 readers in total). All three readers demonstrated non-inferiority to nuclear stress with respect to the principal primary endpoint of accuracy. In the RAMP-1 trial, the trial with the relatively lower risk patient population, the ultrasound blinded readers demonstrated superior specificity (the measure of effectiveness in assessing the absence of disease) compared to nuclear stress. In the RAMP-2 trial, the trial with the relatively higher risk patient population, the ultrasound blinded readers demonstrated superior sensitivity (the measure of effectiveness in assessing disease) compared to nuclear stress. We demonstrated superior specificity in RAMP-1 and superior sensitivity in RAMP-2. Only one of the three ultrasound blinded readers demonstrated non-inferiority to nuclear stress for sensitivity in RAMP-1, and only one of the three ultrasound blinded readers demonstrated non-inferiority to nuclear stress for specificity in RAMP-2. We believe that the missed component primary endpoints in these trials was due largely to the inherent trade-off between sensitivity and specificity caused by "aggressive" and "conservative" ultrasound and nuclear readers. While these component primary endpoints were missed, we believe that both trials demonstrated that, overall, Imagify perfusion stress ultrasound is just as accurate as nuclear stress across all readers. We also believe that because, in addition to achieving the principal primary endpoint in both trials, Imagify perfusion stress ultrasound also demonstrated superior results on component primary endpoints which we believe were the most important in each of these trials (specificity in the lower risk patient population and sensitivity in the higher risk patient population), this data supports an NDA submission for Imagify. We intend to submit our NDA in April 2008, subject to completion of required remaining qualification steps relating to our commercial manufacturing facility.

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

        In late 2005 we substantially completed the build-out of a 58,000 square foot commercial manufacturing facility in Tewksbury Massachusetts. In 2006 we completed commissioning of the manufacturing equipment and utilities, produced full commercial scale development batches of Imagify and substantially completed all Installation Qualification, or IQ, and Operational Qualification, or OQ, requirements relating to the equipment and utilities initially needed for this facility. In 2007 we continued to make progress on the remaining steps toward the qualification of the manufacturing facility, including process validation and continued product stability testing. Aseptic validation was completed in early 2008. All such qualification activities need to be completed under cGMPs. Data from the production of Imagify under cGMPs is intended to be part of our NDA submission of Imagify. Based upon our current plans, we expect to complete this qualification phase in time to support a NDA submission in April 2008. We believe that our existing facilities are adequate to meet our current and initial projected commercial requirements and that suitable space will be available as needed.

Operational Activities Update

        Our current operational activities include:

        NDA/MAA:    Steps we have taken for submission of the NDA include further analyzing and summarizing the clinical trial results, qualifying our commercial manufacturing facility and meeting with FDA to confirm our belief that no additional clinical trials are necessary. We completed pre-NDA filing meetings with FDA on both the Chemistry, Manufacturing and Controls ("CMC") and Clinical sections of our Imagify NDA, and plan to incorporate FDA feedback into our submission in early 2008. We intend to submit the NDA in electronic eCTD format so that it can also be utilized for submission in Europe.

        Preparations for Commercialization of Imagify:    We plan to continue to conduct market research and advance our plans for the commercial launch of Imagify. We also plan to conduct various clinical trials designed to support the commercialization of Imagify.

        We planned to evaluate the prognostic value of Imagify, which is the ability to predict, using Imagify, if the patient is likely to have a future cardiac event, through a trial called PACE (Prognostic Assessment of Contrast Echocardiography). We began enrolling patients in the PACE clinical trial during late 2007, but terminated the trial in order to focus our resources on the Imagify NDA submission.

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

        Other Product Development:    In November 2007 we announced our product development candidate, AI-850, and Abraxane™, a registered trademark of Abraxis Bioscience, Inc., have comparable pharmacokinetic profiles based upon human data available in publications on each drug. AI-850 is our patented formulation of paclitaxel, the active ingredient in Abraxane™. Drug product candidates that are confirmed to have equivalent pharmacokinetics in a human study may be eligible for regulatory approval as a bioequivalent and the development timeline is accelerated, since Phase 2 and Phase 3 human clinical trials are not required. We plan to make changes to the AI-850 formulation that will make it a more suitable commercial formulation and plans to work with a partner to bring this improved formulation into development for approval as a bioequivalent to Abraxane™.

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

        In October 2005, we and Nycomed agreed to amend the strategic collaboration agreement in order to accelerate $0.2 million in milestone payments to support activities associated with Imagify brand development, including related international trademark activities. In February 2006, we and Nycomed further amended the agreement to accelerate $1.8 million in milestone payments in order to fund certain activities associated with the qualification of our manufacturing facility, as discussed above. The payments received pursuant to these amendments are considered advances against a future milestone payment for a European regulatory filing, or Marketing Authorization Application, or MAA, and will be deducted from that milestone payment. Payments received under these amendments will be classified as deferred revenue until the MAA milestone is achieved, provided that the applicable revenue recognition criteria are met. We have received the $2.0 million in payments from Nycomed, and have included this amount in deferred revenue.

        The Nycomed agreement is subject to termination provisions. Under certain of these termination provisions, if we fail in any material respect to use all commercially reasonable efforts to carry out our obligations under the agreement, we would be obligated to pay Nycomed liquidated damages of up to $12.0 million. We believe we have and continue to use all commercially reasonable efforts to fulfill our obligations under the agreement, which we believe are in our control. However, there can be no assurance that termination of this agreement will not occur or that such termination would not result in us incurring liquidated damages of up to $12.0 million.

Financial Operations Overview

        Revenue.    We have not generated any revenue from product sales since our inception. Since July 2004, when we entered into our collaboration agreement with Nycomed, the majority of our revenue has been collaboration revenue recognized in connection with research and development activities performed under this agreement. As of December 31, 2007, Nycomed had paid us $12.0 million in license fees for our research and development efforts. We are recognizing this $12.0 million of initial license and research and development payments ratably over a period currently estimated at 54 months. The length of this research and development period, which is the period over which we are obligated to perform services, is estimated based on available facts and circumstances. We periodically evaluate the assumptions underlying our estimate and change our estimate when appropriate.

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

        Change in Valuation of Derivative.    The terms of our February 2005 convertible preferred stock offering and our March 2005 Mass Development loan agreement contain features considered to be embedded derivatives which are recorded at estimated fair value in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments (SFAS 133). The change in valuation of derivative consists of income or expense recognized during the period for the change in the fair value of the derivative, as measured at the end of each reporting period. The change in the value of the derivative related to the preferred stock is affected by a number of assumptions including the number of preferred shares outstanding, the amount of dividends paid and the probability and timing of conversion into common stock. The derivative liability is reduced for any make-whole payments made during the period upon conversions of preferred stock to common stock. The change in the value of the derivative related to the loan is affected by the expected timing of future positive net cash flows from operations.

        Dividends on Preferred Stock.    For the years ended December 31, 2007 and 2006, dividends on preferred stock consisted of dividends paid or accumulated on the convertible exchangeable preferred stock which we issued in February 2005. Dividends on preferred stock exclude any make-whole payments on conversion of preferred stock to common stock. Dividends on our preferred stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividend payment must be declared by our board of directors and must come from funds that are legally available for dividend payments.

Results of Operations

Revenue

2007 versus 2006

        We had previously been recognizing $12.0 million in research and development payments received from Nycomed ratably over the estimated development period of 42 months. Estimation of this development period involves the evaluation of many assumptions and uncertainties inherent in the performance of a long term development project, including estimates relating to completion of activities for which we are reliant on Nycomed and independent regulatory authorities to achieve. We regularly evaluate these assumptions and uncertainties and our estimated development recognition period may change if facts and circumstances change. We reevaluated the assumptions underlying the development term during 2006, and modified our estimate of the development period over which we are obligated to perform services to 54 months. Our estimated development recognition period may change again if facts and circumstances change. Collaboration revenue recognized under this agreement was $2.7 million for the year ended December 31, 2007 versus $1.6 million in 2006 and $3.4 million in 2005. Were the estimated development period to be extended, we may be required to record a reduction in cumulative revenue recognized in our statement of operations in the period in which the change in development period is determined.

        In connection with our collaboration agreement with Nycomed entered into in July 2004, Nycomed has paid us $12.0 million in license fees for our research and development efforts. We are recognizing collaboration revenue of $12.0 million associated with the initial license and performance-based payments under the Nycomed agreement based on an estimated recognition period of fifty-four months over which we are obligated to perform services supporting the agreement and assumes that Imagify will be ready for commercialization in the second half of 2008. At the time we entered into our agreement with Nycomed, we estimated that the development period would be 42 months. This estimate was revised to 54 months in the third quarter of 2006. The effect of this change in estimate resulted in $1.9 million less revenue recorded in 2006 than would have been recorded had the development period remained at 42 months. In 2007, the estimated development period remained at 54 months, resulting in revenue of $2.7 million during 2007.

2006 versus 2005

        Revenue recognized under the collaboration agreement with Nycomed was $1.6 million for the year ended December 31, 2006 versus $3.4 million during 2005. The decrease was due to a change in the estimated development period from 42 to 54 months during 2006, resulting in $1.9 million less revenue recorded in 2006 than would have been recorded had the development period remained at 42 months.

        In addition to our Nycomed collaboration revenue, during 2006 we recognized revenue of approximately $0.2 million upon the completion of a feasibility study utilizing our HDDS technology and through performance of certain services on a time and material basis.

Research and Development Expense

2007 versus 2006

        Research and development expense for the year ended December 31, 2007 was $43.2 million compared to $52.4 million in 2006, a decrease of $9.2 million, or 18%. The decrease was due primarily to lower intellectual property acquisition costs of $10.1 million. The intellectual property expense in 2006 resulted from a $10.1 million charge for the present value of non-contingent payments made, or schedule to be made, under the GE and Bracco agreements. We expensed the cost of these intellectual property rights because we have not demonstrated technological feasibility or an alternative use for the rights acquired.

        Direct research and development expense in 2007 decreased $0.1 million versus the prior year. These costs include new product development, as well as clinical trial expenses and costs associated with the qualification of our commercial manufacturing facility. Overall, we experienced an increase in new drug development costs of $3.5 million, offset by a reduction in the costs of the Imagify program, primarily for raw materials and clinical trial costs. Less material was consumed in 2007 in the qualification of the facility versus 2006, and clinical costs were lower in 2007 versus 2006 primarily due to the completion of enrollment in the RAMP-2 trial in June 2006.

2006 versus 2005

        Research and development expense for the year ended December 31, 2006 was $52.4 million compared to $42.2 million in 2005, an increase of $10.2 million, or 24%. The increase in intellectual property expense resulted from a $10.1 million charge in 2006 for the present value of non-contingent payments made, or schedule to be made, under the GE and Bracco agreements. We expensed the cost of these intellectual property rights because we have not demonstrated technological feasibility or an alternative use for the rights acquired.

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

Research and Development Expense Components

        The following table summarizes the primary components of our research and development expense for the years ended December 31, 2005, 2006 and 2007:

	Years Ended December 31,
	2005	2006	2007
	(In thousands)
Imagify	$24,320	$21,958	$19,985
HDDS and PDDS	152	1,066	4,524
Other direct costs	3,504	4,279	2,688

Total direct costs	$27,976	$27,303	$27,197
Indirect costs:
Facility rent	3,022	3,043	3,948
Depreciation	3,571	9,934	10,029
Stock-based compensation	199	1,102	1,038
Patent acquisition/licensing	6,218	10,137	—
Other patent costs	1,173	926	963

Total indirect costs	14,183	25,142	15,978

Total research and development expense	$42,159	$52,445	$43,175

        We expect overall research and development expenses in 2008 to be consistent with 2007, as we reduce clinical spending and increase our focus on preparing our manufacturing facility for a pre-approval inspection by FDA and other regulatory authorities.

  •
  Late Stage Clinical Development Program (Imagify). Our lead product candidate, Imagify, is a cardiovascular drug designed for the detection of coronary artery disease. Direct expense for research and development of Imagify was $20.0 million in 2007, $22.0 million in 2006, and $24.3 million in 2005. Of these amounts, $10.6 million in 2007, $11.4 million in 2006 and $8.0 million in 2005 were from manufacturing-related activities and manufacturing facility qualification. The primary contributors to the decrease in 2007 versus 2006 for direct costs related to Imagify research and development was lower raw material costs as less material was consumed in 2007, as well as clinical costs from the completion of the Phase 3 clinical trials. Patient enrollment in the RAMP-2 trial was completed in June 2006. However, as costs associated with clinical data management and evaluation decreased, overall costs associated with our commercial manufacturing facility for Imagify increased, offsetting the clinical expense reduction.

  •
  Early Stage Clinical Development Programs (HDDS and PDDS). Our initial clinical applications of our HDDS technology, AI-850, and our PDDS technology, AI-128, have each completed a Phase 1 trial. While we have given spending priority to Imagify, we continue to evaluate our HDDS and PDDS opportunities, including potential opportunities with partners, the product candidates referenced above and other potential product candidates. We anticipate that costs related to Imagify will continue to represent our primary research and development expenditures through 2008.

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

General and Administrative Expense

2007 versus 2006

        General and administrative expense in the year ended December 31, 2007 was $12.2 million versus $11.6 million in 2006, an increase of $0.6 million, or 5%. The primary components of the increase to general and administrative expenses were higher costs for salaries due to slightly higher staffing levels and associated recruiting and relocation expenses.

2006 versus 2005

        General and administrative expense in the year ended December 31, 2006 was $11.6 million versus $7.4 million in 2005, an increase of $4.2 million, or 57%. The primary components of the increase to general and administrative expenses were increased costs for market research and business development activities and higher staffing levels primarily from the addition of marketing personnel. In addition, $1.1 million of this increase related to stock-based compensation expense from the adoption of Statement of Financial Accounting Standards No.123R, Share Based Payment (SFAS 123R).

General and Administrative Expense Components

        The following table summarizes the primary components of our general and administrative expenses for the years ended December 31, 2005, 2006 and 2007:

	Years Ended December 31,
	2005	2006	2007
	(In thousands)
Direct costs	$6,673	$9,338	$10,146
Indirect costs:
Facility costs	253	531	666
Depreciation	145	212	209
Stock-based compensation	375	1,534	1,198

Total indirect costs	773	2,277	2,073

Total general and administrative expense	$7,446	$11,615	$12,219

        We anticipate general and administrative expenses in 2008 to be consistent with 2007.

Interest and Other Income (Expense)

2007 versus 2006

        Interest income for the year ended December 31, 2007 was $2.3 million versus $2.5 million in 2006, an decrease of $0.2 million, or 8% as a result of lower average fund balances available for investment resulting from a $18.7 million common stock offering in June 2007, versus a $37.7 million common stock financing in April 2006 and $23.8 million common stock offering in December 2006. Interest expense decreased slightly from $2.3 million in 2006, to $2.1 million in 2007 due to higher interest expense associated with the payment terms under our intellectual property agreements, as amended, offset by lower average debt balances as a result of repayments under our capital equipment lines of credit.

        In May 2007, we entered into an amendment to our patent license agreement with GE, modifying the payment terms. As the present value of the revised cash flows exceeds 10% of the original cash flows, the modification of the terms has been accounted for as a debt extinguishment. As a result of the modification, the Company recognized $1.1 million in other expense—extinguishment of debt, during the second quarter of 2007, representing the present value of the modified payment terms. The difference between the present value of the modified liability and the actual cash payments due, or approximately $0.9 million, will be amortized as interest expense over the remaining term of the liability using the revised effective interest rate.

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

Interest and Other Income (Expense) Components

        The following table summarizes the primary components of interest and other income and expense for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Interest income	$1,845	$2,541	$2,314
Loss on extinguishment of debt	—	—	(1,146)
Interest expense	(551)	(2,273)	(2,054)
Change in valuation of derivative	257	922	(117)

Total, net	$1,551	$1,190	$(1,003)

        Change in Valuation of Derivative.    The derivative is related to the embedded derivative instrument from the dividend make-whole payment feature of the preferred stock offering that closed in February 2005. The change in valuation of derivative amounted to $0.1 million in 2007, $0.9 million in 2006 and $0.3 million in 2005. The derivative liability value is reduced as dividends payments on the preferred stock are made, as well as for any conversions of preferred stock into common stock. During April 2007, we distributed 43,551 shares of our common stock with a fair value of $0.2 million in satisfaction of the make-whole provision related to the conversion of 40,000 shares of preferred stock into common stock. During April 2006, we distributed 15,526 shares of our common stock with a fair value of $0.1 million in satisfaction of the make-whole provision related to the conversion of 10,000 shares of preferred stock into common stock. During 2005, we distributed 288,526 shares of our common stock with a fair value of $1.7 million in satisfaction of the make-whole provision related to the conversion of 160,000 shares of preferred stock into common stock.

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

        Dividends paid or accumulated on preferred stock totaled $2.3 million in 2007, and $2.4 million in each of 2006 and 2005. Preferred stock dividends result from the issuance on February 24, 2005 of 900,000 shares of 6.5% exchangeable preferred stock. Dividends paid in cash to holders of this preferred stock during 2007, 2006 and 2005 totaled $2.3 million, $2.4 million and $2.2 million, respectively. During 2007, 2006 and 2005, voluntary conversions of shares of preferred stock into common stock totaled 40,000, 10,000 and 160,000, respectively, resulting in an outstanding balance of preferred stock at December 31, 2007, 2006 and 2005 of 690,000, 730,000 and 740,000 shares, respectively. In addition to dividends paid on preferred stock, the calculation of per share net loss available to common stockholders includes $0.2 million of dividends accumulated on preferred stock representing one month of dividend accumulated but not declared as of December 31, 2007.

Liquidity and Capital Resources

        Historically, we have financed our business through the issuance of equity securities, debt financings and equipment leases and, more recently, with funds from our collaboration with Nycomed. Our liquidity requirements have arisen primarily from research and development expenditures, equipment expenditures and payments on outstanding indebtedness. As of December 31, 2007, we had cash and cash equivalents of $26.1 million. As of December 31, 2007 we owed $0.1 million from capital leases and $16.7 million from notes payable and other long-term obligations. We also had operating lease commitments totaling $13.4 million for rent of our facilities.

        Before the end of the second quarter of 2008, we will require significant additional funds in order to continue to fund our operations. We may raise these funds through public or private sales of equity, or from borrowings, or from strategic partners. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and the size and timing of creating expanded manufacturing capabilities. We may also need additional funds for possible future strategic acquisitions of businesses, patent licenses, products or technologies complementary to our business. We do not expect to generate significant revenues from Imagify, other than possible license or milestone payments, unless or until we or current or potential partners submit an application for and receive marketing approval from the applicable regulatory authorities. The depletion of our resources may make future funding more difficult or expensive to attain. When additional funds are required or, in advance of such requirements, we may raise such funds from time to time through public or private sales of equity or from borrowings or from strategic partners or we may delay funding of certain development activities which could delay the filing of our Imagify NDA and the commercialization of Imagify which would have a negative impact on our growth plans. We are evaluating our funding alternatives. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from products under development, including Imagify. Since our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Annual Report on Form 10-K, substantial doubt about our ability to continue as a going concern exists without successfully raising funds as described above. If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations.

        During the year ended December 31, 2007, operating activities used $41.7 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $53.7 million and a decrease in accounts payable and accrued expenses of $1.3 million. The reconciliation of net loss to cash used from operations reflect the impact of non-cash charges for depreciation and amortization of $10.2 million and non-cash charges for stock-based compensation of $2.3 million.

        We presently estimate that quarterly cash spending from operating activities would approximate $11 to $14 million per quarter in 2008, assuming that additional financing can be obtained. In addition, we anticipate net quarterly payments of approximately $1.5 million per quarter for repayment of debt related to prior equipment purchases and capital leases.

        During the year ended December 31, 2007, investing activities used $1.0 million in cash. This use of cash was primarily used for purchases of equipment incurred in connection with our commercial manufacturing facility for Imagify. We anticipate that our capital expenditures during 2008 will be consistent with 2007 spending levels. We will continue to seek debt financing for such purchases.

        During the year ended December 31, 2007, financing activities provided $9.1 million in cash. Net cash provided by financing activities during this period resulted primarily from the net proceeds of a common stock and warrant financing in June 2007 of $18.7 million and proceeds from borrowings under the capital equipment line of credit of $0.9 million, partially offset by payments in 2007 on long term obligations of $8.4 million and the payment of dividends on the redeemable convertible preferred stock of $2.3 million.

        In June 2007 we sold 7,694,220 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.4 shares of common stock at an exercise price of $3.10 per share, for a purchase price of $2.60 per unit, resulting in aggregate gross proceeds to us of approximately $20.0 million (net proceeds of approximately $18.7 million after deducting underwriting discounts and commissions and offering expenses). The warrants are exercisable beginning December 15, 2007 and expire June 15, 2012.

        In May 2007 we amended our license agreement with GE Healthcare AS, a division of General Electric Company ("GE"). Under the terms of the original agreement dated June 1, 2006 we were scheduled to make a payment to GE of $5.0 million on June 1, 2007. The amendment provides that, in lieu of this payment, we will make a series of payments due as follows: $1.5 million was paid in May 2007; and six consecutive quarterly installments of $0.9 million are due on the first day of the third month of each calendar quarter, commencing June 1, 2008.

        In April 2007 we amended our patent transfer agreement with Bayer Schering Pharma AG ("Bayer"). Under the terms of the original agreement dated May 11, 2005 we were scheduled to make a final payment to Bayer of $3.0 million in May 2007. The amendment provides that, in lieu of this payment, we will make a series of payments due as follows: $1.5 million was paid in May 2007, $1.0 million is due in May 2008 and $1.0 million is due in May 2009.

        On each of May 18, 2007, March 28, 2007 and January 5, 2007, we entered into promissory notes with General Electric Capital Corporation ("GE Capital") each of which totaling in aggregate original principal amount approximately $0.3 million for equipment already purchased by us. The promissory notes include annual interest rates of 10.55%, 10.41% and 10.60%, respectively, and are payable over 42 consecutive months. The promissory notes are secured by the equipment financed pursuant to the terms of our Master Security Agreement with GE Capital. The notes are subject to acceleration upon certain events of default, including but not limited to: i) the failure to make timely payments of principal and interest, ii) a default on other material obligations, or iii) a material adverse change in the financial condition of the borrower.

        In December 2006 we sold 9,259,254 units consisting of (i) one share of common stock and (ii) one warrant to purchase 0.4 shares of common stock at an exercise price of $3.11 per share, for a purchase price of $2.75 per unit, resulting in aggregate gross proceeds to us of $25.5 million (net proceeds of approximately $23.8 million after deducting underwriting discounts and commissions and offering expenses). Units are not issued or certificated. The shares of common stock and warrants are immediately separable and will be issued separately. The warrants are exercisable beginning June 12, 2007 and until December 12, 2011.

        Effective June 9, 2006, we entered into a promissory note with General Electric Capital Corporation, or GE Capital, in aggregate original principal amount totaling $1.5 million for equipment already purchased by us. The promissory note includes an annual interest rate of 10.69% and is payable over 42 consecutive months. The promissory note is secured by the financed equipment pursuant to the terms of our Master Security Agreement with GE Capital. The note is subject to acceleration upon certain events of default, including but not limited to: i) the failure to make timely payments of principal and interest, ii) a default on other material obligations, or iii) a material adverse change in the financial condition of the borrower.

        Effective June 1, 2006, we entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from Bracco International BV, or Bracco. The agreement provides us with use of Bracco's ultrasound-related patents and patent applications in combination with our lead product candidate Imagify in the field of ultrasound diagnostic imaging. In consideration the non-exclusive license of these patents, we agreed to pay Bracco up to a total royalty of Euros 3.0 million, of which Euros 0.5 million (approximately $0.7 million at December 31, 2007) was paid in June 2006. An additional Euros 2.5 million is payable upon our achievement of certain defined regulatory milestones, including Euros 0.5 million (approximately $0.8 million at March 3, 2008) upon the filing of a NDA, estimated to occur in April 2008. We also agreed to pay a royalty on future Imagify revenue, up to a maximum royalty amount of Euros 10.0 million, less a portion of the above-referenced milestone payments. Whereas the other obligations are contingent upon the outcome of future events, they have not been recorded at this time.

        In April 2006 we sold 5,772,004 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.3 shares of common stock at an exercise price of $7.97 per share, for a purchase price of $6.9675 per unit, resulting in aggregate gross proceeds to us of $40.2 million (net proceeds of approximately $37.7 million after deducting underwriting discounts and commissions and offering expenses). Units are not issued or certificated. The shares of common stock and warrants were immediately separable and were issued separately. The warrants are exercisable beginning October 12, 2006 and until April 12, 2011.

        In June 2005 we entered into a equipment financing line with Oxford Finance Corporation, or Oxford. In 2005 and 2006, we borrowed an aggregate of $7.0 million against this line. As of December 31, 2007, net of repayments, we had $3.4 million outstanding under this line. Such borrowings are collateralized by corresponding equipment and other capital purchases with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for March 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 10.3% to 10.9%. The loans under this line are subject to acceleration upon certain events of default, including but not limited to the failure to make timely payments of principal and interest, a default on other material obligations, or a material adverse change in the financial condition of the borrower.

        In March 2005 we borrowed $2.0 million under a loan agreement with MassDevelopment to help finance certain tenant improvements to our commercial manufacturing facility in Tewksbury,

Massachusetts. The loan is secured by certain improvements made at the facility, interest accrues at 5.0% per annum with retroactive adjustments to 9.0% in the event we achieve positive operating cash flow, as defined in the agreement, prior to repayment of the loan. Accrued principal and interest are being repaid on a monthly basis over 10 years. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. We began making payments on this loan in May 2007 and as of December 31, 2007, have $2.0 million outstanding under the loan, including principal and interest.

        In February 2005, we issued 900,000 shares of 6.5% convertible exchangeable preferred stock, our Preferred Stock, at $50.00 per share resulting in net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses. Each share of Preferred Stock has a liquidation preference of $50.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments. During 2007, 2006 and 2005, we paid $2.3 million, $2.4 and $2.2 million, respectively, in dividends on our Preferred Stock. As of December 31, 2007, 690,000 shares of Preferred Stock were outstanding.

        In February 2008, our Board of Directors elected not to declare a quarterly cash dividend that was otherwise payable on March 1, 2008. This is the first quarterly dividend that has not been declared or paid on the preferred stock. If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our board of directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the preferred stock, voting separately as a class with holders of preferred stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected.

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

        During the years ended December 31, 2007 and 2006, 40,000 and 10,000 shares of Preferred Stock, respectively, were voluntarily converted into 291,545 and 72,886 shares of the Company's common stock, respectively. In connection with such conversions, during 2007 and 2006 the Company issued 43,551 and 15,526 additional shares of the Company's common stock in satisfaction of the required Make-Whole payment, respectively. In February 2008, one stockholder voluntarily converted 40,000 shares of preferred stock into 291,545 shares of the Company's common stock. In connection with the conversion, the Company issued an additional 27,219 shares of the Company's common stock in satisfaction of the required Make-Whole payment.

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

        In April 2004, we entered into an equipment financing line with General Electric Capital Corporation. In 2004 and 2005 we borrowed an aggregate of $10.5 million under the equipment financing line. In January 2006, the line was amended and the availability was increased by an additional $3.5 million and was extended through May 2007. We borrowed approximately $1.5 million in 2006 and approximately $0.9 million in 2007. As of December 31, 2007, net of repayments, we had $5.0 million outstanding. Borrowings are collateralized by the equipment financed with repayment due in monthly installments over 36 to 48 months, with the last such repayment scheduled for December 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.7% to 10.7%. The loans under this line are subject to acceleration upon certain customary events of default, including but not limited to: i) the failure to make timely payments of principal and interest, ii) a default on other material obligations, or iii) a material adverse change in the financial condition of the borrower.

        In July 2004, we entered into a collaboration, license and supply agreement with Nycomed in which we granted Nycomed rights to develop and market Imagify in Europe. Under the original terms of this agreement, Nycomed paid us license fees and research and development payments totaling $6.0 million in 2004, $5.0 million in 2005 and $1.0 million in 2006. The original agreement also provides for Nycomed to pay to us up to $58.0 million in milestone payments upon achievement of certain regulatory milestones and sales goals. Under the agreement, Nycomed has agreed to pay us to manufacture Imagify for them and to pay us royalties on Nycomed's sales of Imagify. In October 2005, our agreement with Nycomed was amended such that Nycomed paid us an additional $0.2 million in 2005 for activities associated with creating a brand name for Imagify and related trademark activities which amount decreased by $0.2 million the potential $58.0 in milestone payments which may be earned under the agreement. In February 2006, we and Nycomed agreed to further amend the agreement to accelerate $1.8 million in milestone payments in order to fund certain activities associated with the qualification of our manufacturing facility in Tewksbury, Massachusetts. We received this $1.8 million in 2006 as the qualification costs were incurred. Payments received pursuant to these amendments are considered advances against a future milestone payment for a European regulatory filing, or MAA, and are deducted from that milestone payment. In connection with our original agreement with Nycomed, we are obligated to pay a customary fee to our financial advisor. The fee is comprised of cash and warrants. The total amount of cash payments is dependent upon the timing and magnitude of the amounts paid to us by Nycomed. In 2005, 2006 and 2007, we paid our advisor $285,000, $180,000 and $45,000, respectively. On November 30, 2004, in connection with the Nycomed transaction, we issued a warrant to our financial advisor to purchase up to 55,732 shares of our common stock at an exercise price of $6.28 per share.

Shelf Registration Statement

        We have on file with the U.S. Securities and Exchange Commission, or SEC, a "universal shelf" registration statement on Form S-3 (Registration No. 333-134263) and a universal shelf registration statement on Form S-3 (Registration No. 333-123854), which provide for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability of approximately $33.5 million and $27.3 million, respectively. The SEC declared the shelf registration statements effective on August 18, 2006 and April 15, 2005, respectively. Effective April 15, 2008, the first of these registration statements will expire and no longer be available to us for the sale of securities in a public offering. In addition, new rules recently adopted by the SEC currently limit our ability to utilize a shelf registration statement to no more than one-third of our unaffiliated public float over any twelve month period. Subject to these limitations, market conditions and our capital needs, and to the extent and so long as we are then eligible to use the registration statements under SEC rules, we may again seek to use any remaining availability under the shelf registration statements by making an offering of securities covered for sale under the registration statements. In addition, we may amend our shelf registration statements or file a new shelf registration statement to increase our potential access to capital. If we elect to raise additional capital using a shelf registration statement, we may use the net proceeds from the sale of these securities for general corporate purposes, which may include funding clinical trials, research and development, regulatory activities, acquisitions, including acquisitions of companies, products, intellectual property or other technology, repayment or refinancing of existing indebtedness, investments, capital expenditures, repurchase of our capital stock and for any other purposes that we may specify in any prospectus supplement.

Equity Line of Credit Arrangement

        In August 2006, we entered into what is sometimes termed an equity line of credit arrangement with Azimuth Opportunity Ltd. The arrangement provided that Azimuth could purchase up to $30.0 million of our common stock, or up to a maximum of approximately 5.8 million shares of common stock, whichever occurred first, over the 18-month term of the agreement. This arrangement expired in February 2008 and no shares were issued.

Off-Balance Sheet Financing Arrangements

        We currently do not have any special purpose entities or off-balance sheet financing arrangements other than operating leases.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (in 000's)
Contractual Obligations	Total	2008	2009-2010	2011-2012	2013 and Beyond
Long-Term Debt	$11,197	5,634	4,130	670	763
Capital Lease Obligations	74	32	42	—	—
Operating Lease Obligations	13,350	3,060	6,092	4,198	—
Purchase Obligations	112	112	—	—	—
Other Long-Term Obligations	7,500	3,750	3,750	—	—

Total	$32,233	12,588	14,014	4,868	763

        Long-Term Debt of $11.2 million includes $5.0 million in principal and interest payable to General Electric Capital Corporation ("GE") and $3.8 million in principal and interest payable to Oxford Finance Corporation ("Oxford") under equipment loans with payments due in monthly installments over 36 to 48 months, collateralized by the corresponding equipment. The loans under the GE line are subject to acceleration upon certain events of default, including but not limited to: i) the failure to make timely payments of principal and interest, ii) a default on other material obligations, or iii) a material adverse change in the financial condition of the borrower. The loans under the Oxford line are subject to acceleration upon certain events of default, including but not limited to the failure to make timely payments of principal or a default on other material obligations.

        Also included under Long-Term Debt is $2.4 million in principal and interest payments due under the MassDevelopment loan, under which we borrowed $2.0 million to finance improvements to our commercial manufacturing facility in Tewksbury, Massachusetts. Interest accrues under the loan at 5.0% per annum with retroactive adjustments to 9.0% in the event we achieve positive operating cash flow as defined in the agreement without prior repayment of the loan. No payments were due under the loan for the first 24 months and we began loan repayments in May 2007. The loan has a 10 year repayment term and is subject to acceleration upon certain events of default, including failure to timely pay principal and interest.

        Capital Lease Obligations as classified pursuant to FASB Statement of Financial Accounting Standards No. 13, Accounting for Leases relate to leases for business equipment. We leased capital equipment through Banc of America Leasing Corporation. The remaining monthly payments range from $460 to $1,019 with maturities through June 2010.

        Our operating lease obligations of $13.4 million relate primarily to our headquarters and manufacturing facility leases under which we pay monthly rent. Our Watertown, Massachusetts headquarters lease has an original term of 10 years, which began in December 2001, and which was extended by six months during 2005. The lease for our commercial manufacturing space in Tewksbury, Massachusetts has an initial five year, nine month term, which began in July 2004, with options to extend the lease for up to two additional five-year terms at predetermined rental rates.

        Purchase Obligations include one purchase order to a supplier for material.

        Other Long-Term Liabilities includes approximately $5.5 million payable to GE Healthcare pursuant to the amended intellectual property license agreement, consisting of six consecutive quarterly installments of $0.9 million due on the first day of the third month of each calendar quarter, commencing June 1, 2008. Other Long-Term Liabilities also includes $2.0 million payable Schering Pharma AG ("Schering") pursuant to intellectual property acquisition agreement, consisting of a $1.0 million payment due in May 2008 and a $1.0 million payment due in May 2009.

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

        We are recognizing collaboration revenue of $12.0 million associated with the initial license and performance-based payments under the Nycomed agreement based on an estimated recognition period of fifty-four months over which we are obligated to perform services supporting the agreement and assumes that Imagify will be ready for commercialization in the second half of 2008. At the time we entered into our agreement with Nycomed, we estimated that the development period would be 42 months. This estimate was revised to 54 months in the third quarter of 2006. The effect of this change in estimate resulted in $1.9 million less revenue recorded in 2006 than would have been recorded had the development period remained at 42 months. There was no change in the estimated development period during 2007. Estimation of this development period involves many assumptions, including estimates relating to completion of activities for which we are reliant on Nycomed and independent regulatory authorities to achieve. Our estimated development recognition period may change again if facts and circumstances change. Were the estimated development period to be extended, we may be required to record a reduction in cumulative revenue recognized in our statement of operations in the period in which the change in development period is determined.

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

        Leasehold improvements and equipment under capital leases are recorded at cost. We depreciate leasehold improvements and equipment under capital leases over the lesser of their useful lives or the remainder of their respective lease terms. We began depreciation of leasehold improvements at our Tewksbury facility in October 2005 upon receipt of an occupancy permit and taking occupancy of the facility. Our leasehold improvements costs on this facility approximate $30.7 million and are being depreciated ratably over remaining term of our present lease, the initial term of which is scheduled in expire in April 2010. We believe that the use of the initial term of the lease for the depreciation period, rather than assuming that the lease term is renewed, is appropriate given the inherent uncertainties with a product such as Imagify, which has completed its phase 3 clinical trials but still requires regulatory approvals before it can be marketed. The Risk Factors included under Section 1A of this document discuss the uncertainties associated with Imagify.

        Accrued Expenses.    As part of the process of preparing consolidated financial statements we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include professional service fees, such as lawyers and accountants, and contract service fees such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, and fees paid to consultants used in the qualification of our commercial manufacturing facility for Imagify. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs which have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the estimate of cost of such services at a cutoff date are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the United States of America.

        Stock-Based Compensation and Other Equity Instruments.    We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R, Share Based Payment. Under SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our Consolidated Financial Statements. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation expense.

        Accounting for equity instruments granted or sold by us under APB No. 14, APB No. 25, SFAS 123 and EITF No. 96-18, such as the warrants issued in conjunction with certain sales of common stock, requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can be readily estimated, we use the value of such goods or services to determine the fair value of the equity instruments. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can not be readily estimated, as is true in connection with most stock options and warrants granted to employees or non-employees, we estimated the fair value of the equity instruments based upon consideration of factors which we deemed to be relevant at the time using cost, market and/or income approaches to such valuations.

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

        Derivative Liabilities.    The terms of our February 2005 convertible preferred stock offering and our March 2005 MassDevelopment loan agreement contain features considered to be embedded derivatives which are recorded at estimated fair value in accordance with SFAS 133. The estimation of this fair value includes various assumptions and estimates, including assumptions and estimates of risk free interest rates, stock price volatility and the timing of future preferred stock conversions. Changes in these estimates and assumptions can increase or decrease the value of this derivative liability. The unrealized gain or loss of the derivative financial instrument is included in our statement of operations. The convertible preferred stock terms include a dividend make-whole payment provision, which has been initially recorded at its estimated fair value. This derivative liability is reduced upon conversion of the preferred stock as well as dividends declared by our board of directors, if any. The MassDevelopment loan agreement includes a provision for a retroactive interest rate increase in the event that we achieve certain defined positive operating cash flows. The initial fair value of the MassDevelopment loan derivative is being amortized over a term beginning with the loan agreement effective date and ending with the estimated payment date of the retroactive interest. The fair value of both derivative liabilities are re-measured at each reporting period.

        Income Taxes.    Deferred tax liabilities and assets are provided for differences between the book and tax bases of existing assets and liabilities and tax loss carryforwards and credits, using tax rates expected to be in effect in the years in which differences are expected to reverse. Valuation allowances are provided to the extent realization of tax assets is not considered likely.

        On January 1, 2007 we adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        There were no unrecognized tax benefits as of the date of adoption January 1, 2007. As a result of the implementation of FIN 48, we did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2006 and at December 31, 2007, and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2007.

Recently Issued Accounting Pronouncements

        In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, but was amended on February 6, 2008 to defer the effective date one year for certain nonfinancial assets and liabilities. The purpose of SFAS 157 is to clarify and set forth consistent rules for defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles and expanding disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements where those accounting pronouncements have determined that fair value is the relevant measurement attribute. SFAS 157 does not require any new fair value measurements, but for some entities the application of SFAS 157 could change current practice. We are currently assessing what impact, if any, this statement will have on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. This statement allows the measurement at fair value of financial instruments and certain other items that are currently not required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits the measurement of eligible items at fair value at specified election dates, with unrealized gains and losses on the items for which the fair value option has been elected reported in earnings at each subsequent reporting date. We did not designate any assets or liabilities to be carried at fair value upon adoption on January 1, 2008.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not used derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with original maturity dates of 90 days or less when purchased. Our cash is deposited in and invested through highly rated financial institutions in North America. Our cash equivalents are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. Since our investment portfolio consists of short-term, highly liquid investments, including money market accounts, with original maturity dates of 90 days or less when purchased, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. Our equipment loans and capital leases are not subject to interest rate fluctuations because the interest rates are fixed at the time of borrowing.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of the evaluation date of December 31, 2007, our management, with the participation our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        During the fourth quarter of 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a—15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Such attestation is included in this Item 9A under the heading "Report of Independent Registered Public Accounting Firm."

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Acusphere, Inc.
Watertown, Massachusetts

        We have audited the internal control over financial reporting of Acusphere, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 17, 2008

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2007.

Code of Ethics

        We have adopted a "code of ethics" as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act and a "code of conduct" as defined by qualitative listing requirements promulgated by The NASDAQ Global Market that apply to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We collectively refer to these codes as our Code of Business Conduct and Ethics, a current copy of which is posted on our website at http://www.acusphere.com. A current copy of our Code of Business Conduct and Ethics may also be obtained by any person, without charge, upon request directed to our Investor Relations department at: Acusphere, Inc., Attention: Investor Relations, 500 Arsenal Street, Watertown, MA 02472.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2007.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2007.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2007.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2007.

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

3.     Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Certificate of Incorporation of registrant (incorporated herein by reference to Exhibit 3.01 to the registrant's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005)
3.02	Amended and Restated By-laws of registrant (incorporated herein by reference to Exhibit 3.04 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
3.03
Certificate of Powers, Designations, Preferences and Rights of the registrant's 6 1/2% Convertible Exchangeable Preferred Stock (incorporated herein by reference to Exhibit 3.04 to the registrant's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005)
3.04	Certificate of Amendment to the Amended and Restated By-laws of registrant (incorporated herein by reference to Exhibit 3.1 the registrant's Current Report on Form 8-K filed December 6, 2007)
4.01	Specimen Certificate for shares of common stock of registrant (incorporated herein by reference to Exhibit 4.01 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
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
4.11
Form of Common Stock Warrant Agreement (together with form of Common Stock Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed April 7, 2006)
4.12
Form of Common Stock Warrant Agreement (together with form of Common Stock Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed December 7, 2006)
10.01†	1994 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.01 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.02†	2003 Stock Plan (incorporated herein by reference to Exhibit 10.02 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.03†	2003 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.03 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.04†	Acusphere, Inc. 2005 Stock Option and Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on June 20, 2005)
10.05†	Acusphere, Inc. Management Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 16, 2005)
10.06†
Stock Repurchase and Registration Agreement by and among the registrant, Harry R. Allcock, Sherri C. Oberg, Robert S. Langer, Richard Kronenthal and Walter Levison, dated as of April 30, 1996 (incorporated herein by reference to Exhibit 10.05 to the registrant's Registration Statement on Form S-1, File No. 333-106725)

10.07†
Letter Agreement by and among the registrant, Sherri C. Oberg and Robert S. Langer, dated as of April 30, 1996 (incorporated herein by reference to Exhibit 10.06 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.08
Tenth Amended and Restated Investors' Rights Agreement by and among registrant, Sherri C. Oberg and the Investors named therein, dated as of April 11, 2003, as amended (incorporated herein by reference to Exhibit 10.07 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.09
Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of June 6, 1997 (incorporated herein by reference to Exhibit 10.09 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.10
Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of February 26, 1998 (incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.11
Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of August 19, 1998 (incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.12
Warrant Agreement by and between the registrant and Gregory Stento, dated as of August 19, 1998 (incorporated herein by reference to Exhibit 10.14 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.13
Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of October 16, 1998 (incorporated herein by reference to Exhibit 10.15 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.14
Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of October 19, 1998 (incorporated herein by reference to Exhibit 10.16 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.15
Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of January 5, 2000 (incorporated herein by reference to Exhibit 10.17 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.16
Master Lease Agreement by and among the registrant, Acusphere Securities Corporation and Transamerica Business Credit Corporation, dated as of February 21, 2001 (incorporated herein by reference to Exhibit 10.18 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.17
Warrant Agreement by and between the registrant and TBCC Funding Trust I, dated of February 21, 2001 (incorporated herein by reference to Exhibit 10.19 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.18
Lease Agreement, by and between registrant and ARE-500 Arsenal Street, LLC, dated as of March 30, 2001 (incorporated herein by reference to Exhibit 10.20 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.19
Warrant Agreement by and between the registrant and Alexandria Real Estate Equities, L.P., dated of March 30, 2001 (incorporated herein by reference to Exhibit 10.21 to the registrant's Registration Statement on Form S-1, File No. 333-106725)

10.20
CTM Agreement by and between the registrant and Hollister-Stier Laboratories LLC, dated as of September 7, 2001 (incorporated herein by reference to Exhibit 10.22 to the registrant's Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)
10.21
Development and Supply Agreement by and between the registrant and Hollister-Stier Laboratories LLC dated as of November 30, 2001 (incorporated herein by reference to Exhibit 10.23 to the registrant's Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)
10.22
Warrant Agreement by and between the registrant and GATX Ventures, Inc., dated as of September 27, 2001 (incorporated herein by reference to Exhibit 10.25 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.23
Warrant Agreement by and between the registrant and Venture Lending & Leasing III, LLC, dated as of September 27, 2001 (incorporated herein by reference to Exhibit 10.26 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.24
Termination Agreement by and among the registrant, Acusphere Newco, Ltd., Elan Corporation, plc, Elan Pharma International Limited and Elan International Services, Ltd. dated as of September 26, 2003 (incorporated herein by reference to Exhibit 10.27 to the registrant's Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)
10.25
Form of Indemnification Agreement by and between the registrant and each of its directors (incorporated herein by reference to Exhibit 10.28 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.26
Form of Warrant issued by the registrant dated as of April 11, 2003 and June 27, 2003 to each of the investors listed on the schedule of warrant holders attached thereto (incorporated herein by reference to Exhibit 10.29 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.27†
Form of Indemnification Agreement by and between the registrant and certain of its employees (incorporated herein by reference to Exhibit 10.30 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.28
Form of Stock and Warrant Purchase Agreement dated as of July 29, 2004 (incorporated herein by reference to Exhibit 10.01 to the registrant's Current Report on Form 8-K filed July 29, 2004 (File No. 000-50405))
10.29	Form of Warrant issued by the registrant to certain investors (incorporated herein by reference to Exhibit 10.02 to the registrant's Current Report on Form 8-K filed July 29, 2004)
10.30
Amendment No. 2 to Tenth Amended and Restated Investors' Rights Agreement dated as of July 29, 2004 (incorporated herein by reference to Exhibit 10.03 to the registrant's Current Report on Form 8-K filed July 29, 2004)
10.31
Collaboration, License and Supply Agreement by and between the registrant and Nycomed Danmark ApS dated July 6, 2004 (incorporated herein by reference to Exhibit 10.04 to the registrant's Amendment No. 2 to Form S-1 Registration Statement on Form S-3, File No. 333-119027) (confidential treatment previously granted)

10.32
First Amendment to Collaboration, License and Supply Agreement by and between the registrant and Nycomed Danmark ApS dated October 19, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed October 24, 2005)
10.33
Commercial Building Lease by and between 890 East LLC and the registrant dated as of July 20, 2004 (incorporated herein by reference to Exhibit 10.05 to the registrant's Amendment No. 2 to Form S-1 Registration Statement on Form S-3, File No. 333-119027) (confidential treatment previously granted)
10.34	Promissory Note with Massachusetts Development Finance Agency (incorporated herein by reference to Exhibit 10.33 to the registrant's Registration Statement on Form S-1, File No. 333-119027)
10.35	Promissory Note with Massachusetts Development Finance Agency (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed March 25, 2005)
10.36
Master Security Agreement by and between the registrant and General Electric Capital Corporation dated April 16, 2004 (incorporated herein by reference to Exhibit 10.34 to the registrant's Registration Statement on Form S-1, File No. 333-119027)
10.37
Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 2, 2005)
10.38
Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed December 23, 2004)
10.39
Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed January 2, 2005)
10.40
Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed March 2, 2005)
10.41
Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed April 4, 2005)
10.42
Master Security Agreement by and between the registrant and Oxford Finance Corporation dated June 20, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed June 27, 2005)
10.43
Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed June 27, 2005)

10.44
Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed August 31, 2005)
10.45
Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed September 29, 2005)
10.46
Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed November 21, 2005)
10.47
Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed December 21, 2005)
10.48
Terms and Conditions for Engineering, Procurement and Construction Management Services (incorporated herein by reference to Exhibit 10.09 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)
10.49
Contract Work Authorization (Form 1) No. 1 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)
10.50
Contract Work Authorization (Form 1) No. 2 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed December 14, 2004)
10.51
Contract Work Authorization (Form 1) No. 3 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed March 14, 2005)
10.52
Contract Work Authorization (Form 1) No. 4 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed April 19, 2005)
10.53
Contract Work Authorization (Form 1) No. 5 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed May 2, 2005)
10.54
Contract Work Authorization (Form 1) No. 6 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed May 18, 2005)
10.55
Contract Work Authorization (Form 1) No. 7 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed June 20, 2005)

10.56
Contract Work Authorization (Form 1) No. 8 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed July 20, 2005)
10.57
Contract Work Authorization (Form 1) No. 9 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed August 9, 2005)
10.58
Contract Work Authorization (Form 1) No. 10 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed September 7, 2005)
10.59
Contract Work Authorization (Form 1) No. 11 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed October 3, 2005)
10.60
Contract Work Authorization (Form 2) No. 1 for Agency Procurements (incorporated herein by reference to Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)
10.61	Contract Work Authorization (Form 2) No. 2 for Agency Procurements (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed March 14, 2005)
10.62
Contract Work Authorization (Form 2) No. 2 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed December 14, 2004)
10.63†
Form of 2005 Stock Option and Incentive Plan Incentive Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)
10.64†
Form of 2005 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)
10.65†
Form of 2005 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (1 year vesting schedule) (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)
10.66†
Form of 2003 Stock Option and Incentive Plan Incentive Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)
10.67†
Form of 2003 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.68†
Form of 2003 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (1 year vesting schedule) (incorporated herein by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)
10.69
Amendment No. 3 to Tenth Amended and Restated Investors' Rights Agreement dated as of October 26, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed November 1, 2004)
10.70
Amendment to Lease between ARE-500 Arsenal Street, LLC and Acusphere, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005)
10.71
Patent Transfer agreement dated May 11, 2005 between Schering Aktiengesellschaft and Acusphere, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005)
10.72
Executive Employment Agreement dated as of February 1, 2006 between Acusphere, Inc. and each of its Executive Officers (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 7, 2006)
10.73
Second Amendment to Collaboration, License and Supply Agreement between Acusphere, Inc. and Nycomed Danmark ApS dated February 9, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 14, 2006)
10.74
Form of Promissory Note with Oxford Finance Corporation, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 28, 2006)
10.75	Acusphere, Inc. Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed March 15, 2006)
10.76	Form of Promissory Note with General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed June 14, 2006)
10.77
Common Stock Purchase Agreement, dated as of August 31, 2006, by and between the registrant and Azimuth Opportunity Ltd. (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed August 31, 2006)
10.78
Form of Promissory Note with General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007)
10.79†
Form of Incentive Stock Option Agreement (2003 Stock Option and Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007)
10.80†
Form of Non-Statutory Stock Option Agreement (2003 Stock Option and Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007)

10.81†
Form of Incentive Stock Option Agreement (2005 Stock Option and Incentive Plan) (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007)
10.82†
Form of Non-Statutory Stock Option Agreement (2005 Stock Option and Incentive Plan) (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007)
10.83†	Acusphere, Inc. Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007)
10.84
Form of Promissory Note with General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007)
10.85†	Amended and Restated 2005 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)
10.86
Form of Promissory Note with General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)
10.87†	Executive Employment Agreement of Lawrence A. Gyenes (incorporated here within as registrant's Form 8-K with the Security and Exchange Commission on October 5, 2007)
10.88†
Form of Executive Employment Agreement, as amended, dated on or about February 4, 2008, by and between Acusphere, Inc. and certain executive officers of Acusphere, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 5, 2008).
12.01*	Computation of Ratios of Earnings to Fixed Charges
21.01*	List of Subsidiaries
23.01*	Consent of Deloitte & Touche LLP
24.01*	Power of Attorney (included in signature page)
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1**	Section 1350 Certifications

*
Filed herewith.

**
Furnished herewith.

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

ACUSPHERE, INC.
By:	/s/ SHERRI C. OBERG Sherri C. Oberg President and Chief Executive Officer
Date:	March 17, 2008

POWER OF ATTORNEY AND SIGNATURES

        We, the undersigned officers and directors of Acusphere, Inc., hereby severally constitute and appoint Sherri C. Oberg and Lawrence A. Gyenes, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Acusphere, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ SHERRI C. OBERG Sherri C. Oberg	President and Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008
/s/ LAWRENCE A. GYENES Lawrence A. Gyenes	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008
/s/ FRANK BALDINO, JR. Frank Baldino, Jr.	Director	March 17, 2008
/s/ GAREN BOHLIN Garen Bohlin	Director	March 17, 2008
/s/ SANDRA L. FENWICK Sandra L. Fenwick	Director	March 17, 2008
/s/ MARTYN GREENACRE Martyn Greenacre	Director	March 17, 2008
/s/ DEREK LEMKE-VON AMMON Derek Lemke-von Ammon	Director	March 17, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.01	Amended and Restated Certificate of Incorporation of registrant (incorporated herein by reference to Exhibit 3.01 to the registrant's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005)
3.02	Amended and Restated By-laws of registrant (incorporated herein by reference to Exhibit 3.04 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
3.03
Certificate of Powers, Designations, Preferences and Rights of the registrant's 6 1/2% Convertible Exchangeable Preferred Stock (incorporated herein by reference to Exhibit 3.04 to the registrant's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005)
3.04	Certificate of Amendment to the Amended and Restated By-laws of registrant (incorporated herein by reference to Exhibit 3.1 the registrant's Current Report on Form 8-K filed December 6, 2007)
4.01	Specimen Certificate for shares of common stock of registrant (incorporated herein by reference to Exhibit 4.01 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
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

4.11
Form of Common Stock Warrant Agreement (together with form of Common Stock Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed April 7, 2006)
4.12
Form of Common Stock Warrant Agreement (together with form of Common Stock Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed December 7, 2006)
10.01†	1994 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.01 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.02†	2003 Stock Plan (incorporated herein by reference to Exhibit 10.02 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.03†	2003 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.03 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.04†	Acusphere, Inc. 2005 Stock Option and Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on June 20, 2005)
10.05†	Acusphere, Inc. Management Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 16, 2005)
10.06†
Stock Repurchase and Registration Agreement by and among the registrant, Harry R. Allcock, Sherri C. Oberg, Robert S. Langer, Richard Kronenthal and Walter Levison, dated as of April 30, 1996 (incorporated herein by reference to Exhibit 10.05 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.07†
Letter Agreement by and among the registrant, Sherri C. Oberg and Robert S. Langer, dated as of April 30, 1996 (incorporated herein by reference to Exhibit 10.06 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.08
Tenth Amended and Restated Investors' Rights Agreement by and among registrant, Sherri C. Oberg and the Investors named therein, dated as of April 11, 2003, as amended (incorporated herein by reference to Exhibit 10.07 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.09
Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of June 6, 1997 (incorporated herein by reference to Exhibit 10.09 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.10
Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of February 26, 1998 (incorporated herein by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.11
Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of August 19, 1998 (incorporated herein by reference to Exhibit 10.12 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.12
Warrant Agreement by and between the registrant and Gregory Stento, dated as of August 19, 1998 (incorporated herein by reference to Exhibit 10.14 to the registrant's Registration Statement on Form S-1, File No. 333-106725)

10.13
Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of October 16, 1998 (incorporated herein by reference to Exhibit 10.15 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.14
Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of October 19, 1998 (incorporated herein by reference to Exhibit 10.16 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.15
Warrant Agreement by and between the registrant and Comdisco, Inc., dated as of January 5, 2000 (incorporated herein by reference to Exhibit 10.17 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.16
Master Lease Agreement by and among the registrant, Acusphere Securities Corporation and Transamerica Business Credit Corporation, dated as of February 21, 2001 (incorporated herein by reference to Exhibit 10.18 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.17
Warrant Agreement by and between the registrant and TBCC Funding Trust I, dated of February 21, 2001 (incorporated herein by reference to Exhibit 10.19 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.18
Lease Agreement, by and between registrant and ARE-500 Arsenal Street, LLC, dated as of March 30, 2001 (incorporated herein by reference to Exhibit 10.20 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.19
Warrant Agreement by and between the registrant and Alexandria Real Estate Equities, L.P., dated of March 30, 2001 (incorporated herein by reference to Exhibit 10.21 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.20
CTM Agreement by and between the registrant and Hollister-Stier Laboratories LLC, dated as of September 7, 2001 (incorporated herein by reference to Exhibit 10.22 to the registrant's Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)
10.21
Development and Supply Agreement by and between the registrant and Hollister-Stier Laboratories LLC dated as of November 30, 2001 (incorporated herein by reference to Exhibit 10.23 to the registrant's Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)
10.22
Warrant Agreement by and between the registrant and GATX Ventures, Inc., dated as of September 27, 2001 (incorporated herein by reference to Exhibit 10.25 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.23
Warrant Agreement by and between the registrant and Venture Lending & Leasing III, LLC, dated as of September 27, 2001 (incorporated herein by reference to Exhibit 10.26 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.24
Termination Agreement by and among the registrant, Acusphere Newco, Ltd., Elan Corporation, plc, Elan Pharma International Limited and Elan International Services, Ltd. dated as of September 26, 2003 (incorporated herein by reference to Exhibit 10.27 to the registrant's Registration Statement on Form S-1, File No. 333-106725) (confidential treatment previously granted)

10.25
Form of Indemnification Agreement by and between the registrant and each of its directors (incorporated herein by reference to Exhibit 10.28 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.26
Form of Warrant issued by the registrant dated as of April 11, 2003 and June 27, 2003 to each of the investors listed on the schedule of warrant holders attached thereto (incorporated herein by reference to Exhibit 10.29 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.27†
Form of Indemnification Agreement by and between the registrant and certain of its employees (incorporated herein by reference to Exhibit 10.30 to the registrant's Registration Statement on Form S-1, File No. 333-106725)
10.28
Form of Stock and Warrant Purchase Agreement dated as of July 29, 2004 (incorporated herein by reference to Exhibit 10.01 to the registrant's Current Report on Form 8-K filed July 29, 2004 (File No. 000-50405))
10.29	Form of Warrant issued by the registrant to certain investors (incorporated herein by reference to Exhibit 10.02 to the registrant's Current Report on Form 8-K filed July 29, 2004)
10.30
Amendment No. 2 to Tenth Amended and Restated Investors' Rights Agreement dated as of July 29, 2004 (incorporated herein by reference to Exhibit 10.03 to the registrant's Current Report on Form 8-K filed July 29, 2004)
10.31
Collaboration, License and Supply Agreement by and between the registrant and Nycomed Danmark ApS dated July 6, 2004 (incorporated herein by reference to Exhibit 10.04 to the registrant's Amendment No. 2 to Form S-1 Registration Statement on Form S-3, File No. 333-119027) (confidential treatment previously granted)
10.32
First Amendment to Collaboration, License and Supply Agreement by and between the registrant and Nycomed Danmark ApS dated October 19, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed October 24, 2005)
10.33
Commercial Building Lease by and between 890 East LLC and the registrant dated as of July 20, 2004 (incorporated herein by reference to Exhibit 10.05 to the registrant's Amendment No. 2 to Form S-1 Registration Statement on Form S-3, File No. 333-119027) (confidential treatment previously granted)
10.34	Promissory Note with Massachusetts Development Finance Agency (incorporated herein by reference to Exhibit 10.33 to the registrant's Registration Statement on Form S-1, File No. 333-119027)
10.35	Promissory Note with Massachusetts Development Finance Agency (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed March 25, 2005)
10.36
Master Security Agreement by and between the registrant and General Electric Capital Corporation dated April 16, 2004 (incorporated herein by reference to Exhibit 10.34 to the registrant's Registration Statement on Form S-1, File No. 333-119027)
10.37
Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 2, 2005)

10.38
Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed December 23, 2004)
10.39
Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed January 2, 2005)
10.40
Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed March 2, 2005)
10.41
Form of Promissory Note with General Electric Capital Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed April 4, 2005)
10.42
Master Security Agreement by and between the registrant and Oxford Finance Corporation dated June 20, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed June 27, 2005)
10.43
Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed June 27, 2005)
10.44
Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed August 31, 2005)
10.45
Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed September 29, 2005)
10.46
Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed November 21, 2005)
10.47
Form of Promissory Note with Oxford Finance Corporation under Master Security Agreement, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed December 21, 2005)
10.48
Terms and Conditions for Engineering, Procurement and Construction Management Services (incorporated herein by reference to Exhibit 10.09 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)
10.49
Contract Work Authorization (Form 1) No. 1 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)
10.50
Contract Work Authorization (Form 1) No. 2 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed December 14, 2004)

10.51
Contract Work Authorization (Form 1) No. 3 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed March 14, 2005)
10.52
Contract Work Authorization (Form 1) No. 4 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed April 19, 2005)
10.53
Contract Work Authorization (Form 1) No. 5 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed May 2, 2005)
10.54
Contract Work Authorization (Form 1) No. 6 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed May 18, 2005)
10.55
Contract Work Authorization (Form 1) No. 7 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed June 20, 2005)
10.56
Contract Work Authorization (Form 1) No. 8 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed July 20, 2005)
10.57
Contract Work Authorization (Form 1) No. 9 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed August 9, 2005)
10.58
Contract Work Authorization (Form 1) No. 10 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed September 7, 2005)
10.59
Contract Work Authorization (Form 1) No. 11 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed October 3, 2005)
10.60
Contract Work Authorization (Form 2) No. 1 for Agency Procurements (incorporated herein by reference to Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004) (confidential treatment previously granted)
10.61	Contract Work Authorization (Form 2) No. 2 for Agency Procurements (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed March 14, 2005)
10.62
Contract Work Authorization (Form 2) No. 2 for Engineering and Construction Management Services (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed December 14, 2004)
10.63†
Form of 2005 Stock Option and Incentive Plan Incentive Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)
10.64†
Form of 2005 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)

10.65†
Form of 2005 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (1 year vesting schedule) (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)
10.66†
Form of 2003 Stock Option and Incentive Plan Incentive Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)
10.67†
Form of 2003 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (4 year vesting schedule) (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)
10.68†
Form of 2003 Stock Option and Incentive Plan Non-Statutory Stock Option Agreement (1 year vesting schedule) (incorporated herein by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005)
10.69
Amendment No. 3 to Tenth Amended and Restated Investors' Rights Agreement dated as of October 26, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed November 1, 2004)
10.70
Amendment to Lease between ARE-500 Arsenal Street, LLC and Acusphere, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005)
10.71
Patent Transfer agreement dated May 11, 2005 between Schering Aktiengesellschaft and Acusphere, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005)
10.72
Executive Employment Agreement dated as of February 1, 2006 between Acusphere, Inc. and each of its Executive Officers (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 7, 2006)
10.73
Second Amendment to Collaboration, License and Supply Agreement between Acusphere, Inc. and Nycomed Danmark ApS dated February 9, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 14, 2006)
10.74
Form of Promissory Note with Oxford Finance Corporation, together with schedule of borrowing (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 28, 2006)
10.75	Acusphere, Inc. Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed March 15, 2006)
10.76	Form of Promissory Note with General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed June 14, 2006)
10.77
Common Stock Purchase Agreement, dated as of August 31, 2006, by and between the registrant and Azimuth Opportunity Ltd. (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed August 31, 2006)
10.78
Form of Promissory Note with General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007)

10.79†
Form of Incentive Stock Option Agreement (2003 Stock Option and Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007)
10.80†
Form of Non-Statutory Stock Option Agreement (2003 Stock Option and Incentive Plan) (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007)
10.81†
Form of Incentive Stock Option Agreement (2005 Stock Option and Incentive Plan) (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007)
10.82†
Form of Non-Statutory Stock Option Agreement (2005 Stock Option and Incentive Plan) (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007)
10.83†	Acusphere, Inc. Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007)
10.84
Form of Promissory Note with General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007)
10.85†	Amended and Restated 2005 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)
10.86
Form of Promissory Note with General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007)
10.87†	Executive Employment Agreement of Lawrence A. Gyenes (incorporated here within as registrant's Form 8-K with the Security and Exchange Commission on October 5, 2007)
10.88†
Form of Executive Employment Agreement, as amended, dated on or about February 4, 2008, by and between Acusphere, Inc. and certain executive officers of Acusphere, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 5, 2008).
12.01*	Computation of Ratios of Earnings to Fixed Charges
21.01*	List of Subsidiaries
23.01*	Consent of Deloitte & Touche LLP
24.01*	Power of Attorney (included in signature page)
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1**	Section 1350 Certifications

*
Filed herewith.

**
Furnished herewith.

†
Indicates a management contract or any compensatory plan, contract or arrangement.

ACUSPHERE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Acusphere, Inc.
Watertown, Massachusetts

        We have audited the accompanying consolidated balance sheets of Acusphere, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements for the year ended December 31, 2007 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations negative cash flows from operations and the projected funding needed to sustain its operations, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation on January 1, 2006, upon adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company's internal control over financing reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 17, 2008

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	As of
	December 31, 2006	December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$59,750	$26,102
Other current assets	841	1,265

Total current assets	60,591	27,367
PROPERTY AND EQUIPMENT, at cost:
Property and equipment	54,507	54,941
Less accumulated depreciation and amortization	22,054	31,699

Property and equipment, net	32,453	23,242
OTHER ASSETS	1,778	1,411

TOTAL ASSETS	$94,822	$52,020

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$12,899	$8,556
Current portion of deferred revenue	2,667	4,667
Derivative liability	59	13
Accounts payable	2,615	1,994
Accrued expenses	4,085	3,596

Total current liabilities	22,325	18,826
LONG-TERM LIABILITIES:
Long-term obligations, net of current portion	9,381	9,454
Deferred revenue, net of current portion	4,667	—

Total long-term liabilities	14,048	9,454
COMMITMENTS (Note 13)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share	7	7
Authorized—5,000,000 shares as of December 31, 2006 and 2007; Designated 6.5% convertible exchangeable—1,000,000 as of December 31, 2006 and 2007; issued and outstanding, 730,000 as of December 31, 2006 and 690,000 shares as of December 31, 2007 (liquidation value $34,500,000 as of December 31, 2007)
Common stock, $0.01 par value per share	381	463
Authorized, 98,500,000 shares as of December 31, 2006 and 2007; issued and outstanding 38,090,593 shares as of December 31, 2006 and 46,273,945 as of December 31, 2007
Additional paid-in capital	339,224	358,141
Deferred stock-based compensation	(22)	—
Accumulated deficit	(281,141)	(334,871)

Total stockholders' equity	58,449	23,740

TOTAL	$94,822	$52,020

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2005	2006	2007
REVENUE	$3,429	$1,781	$2,667
OPERATING EXPENSES:
Research and development	42,159	52,445	43,175
General and administrative	7,446	11,615	12,219

Total operating expenses	49,605	64,060	55,394
Interest income	1,845	2,541	2,314
Loss on extinguishment of debt	—	—	(1,146)
Interest expense	(551)	(2,273)	(2,054)
Change in valuation of derivative	257	922	(117)

NET LOSS	$(44,625)	$(61,089)	$(53,730)
Dividends on preferred stock	(2,419)	(2,381)	(2,275)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(47,044)	$(63,470)	$(56,005)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE—Basic and diluted	$(2.49)	$(2.30)	$(1.31)

WEIGHTED-AVERAGE SHARES OUTSTANDING—Basic and diluted	18,897,130	27,599,220	42,626,612

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE LOSS

	Convertible Exchangeable Preferred Stock		Common Stock
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Loss
BALANCE, JANUARY 1, 2005	—	—	17,811	178	221,672	(914)	(175,427)	45,509
Exercise of stock options			20		21			21
Issuance of common stock from employee stock purchase plan			8		38			38
Issuance of common stock to board members for services performed			11		59	(59)		—
Amortization of deferred stock-based compensation						574		574
Deferred stock-based compensation related to non-employees					(38)	38		—
Reversal of deferred compensation for terminated employees					(2)	2		—
Issuance of common and preferred stock from financing, net of offering costs	900	9	3,566	36	56,350			56,395
Preferred stock conversion including make-whole dividend	(160)	(2)	1,455	15	1,710			1,723
Dividends paid on preferred stock					(2,218)			(2,218)
Net loss							(44,625)	(44,625)	(44,625)

BALANCE, DECEMBER 31, 2005	740	7	22,871	229	277,592	(359)	(220,052)	57,417

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE LOSS (Continued)

	Convertible Exchangeable Preferred Stock		Common Stock
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Loss
BALANCE, DECEMBER 31, 2005	740	7	22,871	229	277,592	(359)	(220,052)	57,417
Exercise of stock options			68	1	122			123
Issuance of common stock from employee stock purchase plan			14		53			53
Issuance of common stock to board members for services performed			18		80			80
Amortization of deferred stock-based compensation					2,339	298		2,637
Deferred stock-based compensation related to non-employees					(39)	39		—
Issuance of common and warrants from financing, net of offering costs			15,032	150	61,361			61,511
Preferred stock conversion including make-whole dividend	(10)		88	1	97			98
Dividends paid on preferred stock					(2,381)			(2,381)
Net loss							(61,089)	(61,089)	(61,089)

BALANCE, DECEMBER 31, 2006	730	$7	38,091	$381	$339,224	$(22)	$(281,141)	$58,449

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE LOSS (Continued)

	Convertible Exchangeable Preferred Stock		Common Stock
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Loss
BALANCE, DECEMBER 31, 2006	730	7	38,091	381	339,224	(22)	(281,141)	58,449
Exercise of stock options			103	1	96			97
Issuance of common stock from employee stock purchase plan			22		39			39
Issuance of common stock to board members for services performed			29		62			62
Amortization of deferred stock-based compensation					2,214	22		2,236
Issuance of common and warrants from financing, net of offering costs			7,694	77	18,621			18,698
Preferred stock conversion including make-whole dividend	(40)		335	4	160			164
Dividends paid on preferred stock					(2,275)			(2,275)
Net loss							(53,730)	(53,730)	(53,730)

BALANCE, DECEMBER 31, 2007	690	$7	46,274	$463	358,141	$—	$(334,871)	$23,740

The accompanying notes are an integral part of these consolidated financial statements. (Concluded)

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,625)	$(61,089)	$(53,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	574	2,718	2,299
Depreciation and amortization	4,007	10,291	10,238
Loss on disposal of property and equipment	—	214	250
Write-off of noncash intellectual property acquisition cost	5,218	1,492	—
Loss on extinguishment of debt	—	—	1,146
Noncash interest expense	795	756	855
Deferred rent expense	511	63	1,234
Amortization of deferred revenue	(3,429)	(1,524)	(2,667)
Amortization of fees and warrants to financial advisor	269	120	227
Change in valuation of derivative	(257)	(922)	117
Changes in operating assets and liabilities:
Deferred revenue	5,150	2,849	—
Other current assets	614	212	(424)
Accounts payable	(1,058)	(593)	(628)
Accrued expenses	1,549	(2,676)	(624)

Net cash used in operating activities	(30,682)	(48,089)	(41,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,978)	(1,090)	(996)
Increase in other assets	112	(130)	3

Net cash used in investing activities	(32,866)	(1,220)	(993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(2,547)	(4,302)	(8,408)
Proceeds from long-term obligations	14,733	2,943	901
Net proceeds from sale of preferred stock	41,887	—	—
Net proceeds from sales of common stock	17,566	61,511	18,698
Payment of preferred stock dividends	(2,218)	(2,381)	(2,275)
Proceeds from exercise of stock options	21	123	97
Proceeds from issuance of common stock from employee stock purchase plan	38	53	39

Net cash provided by financing activities	69,480	57,947	9,052

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	5,932	8,638	(33,648)
CASH AND CASH EQUIVALENTS, Beginning of period	45,180	51,112	59,750

CASH AND CASH EQUIVALENTS, End of period	$51,112	$59,750	$26,102

SUPPLEMENTAL SCHEDULE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$990	$1,366	$1,198

Capitalized interest	813	—	—

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING TRANSACTIONS:
Common stock issued for preferred conversion, including make whole dividend	$1,723	$98	$164

Common stock issued to board members for services performed	59	80	62

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations

        Acusphere, Inc. and subsidiaries ("Acusphere" or the "Company") is a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using its proprietary microparticle technology. The Company is focused on developing proprietary drugs that can offer significant benefits over existing drugs, including improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. The Company's lead product, Imagify™ (perflubutane polymer microspheres for delivery in an injectable suspension, pronounced i-maj'-i-fi, formerly known as AI-700) is a cardiovascular drug in Phase 3 clinical development for the detection of coronary artery disease, the leading cause of death in the United States. The Company also has demonstrated that its technology has the potential to improve the formulation of hydrophobic drugs and asthma drugs.

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

        Going Concern Presentation—As of December 31, 2007, the Company had cash and equivalents of $26.1 million. During the twelve months ended December 31, 2007, operating activities used $41.7 million of cash. Before the end of the second quarter of 2008, the Company will require significant additional funds in order to fund operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of a going concern assumption and do not reflect any adjustments that might result from the outcome of this uncertainty.

        Management's Plans—As a result of its limited capital resources, the Company may elect to delay the funding of certain development activities, which could harm its financial condition and operating results. The depletion of its resources may make future funding more difficult or expensive to attain. The Company may raise additional funds through public or private sales of equity or from borrowings or from strategic partners. Future capital requirements will depend on many factors, including the scope and progress made in research and development activities and the size and timing of creating expanded manufacturing capabilities. There are no assurances, however, that the Company will be obtain additional financing on favorable terms, or at all, or successfully market its products. If the Company is unable to execute its operations according to its plans or to obtain additional financing, it may be forced to cease operations.

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

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies

        The accompanying consolidated financial statements reflect the application of certain accounting policies described below and elsewhere in the notes to the consolidated financial statements.

        Principles of Consolidation—The accompanying consolidated financial statements include Acusphere, Inc. and its wholly owned subsidiaries, Acusphere Securities Corporation and Acusphere Limited. Acusphere Securities Corporation was established in December 1996 as a Massachusetts securities corporation. Acusphere Limited was established in 2004 for statutory purposes and has no operations, employees or assets. All intercompany balances and transactions have been eliminated in consolidation.

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

        Property and Equipment—Property and equipment are recorded at cost and depreciated over their estimated useful lives of three to five years using the straight-line method. The majority of equipment is related to ongoing research and development activities, including equipment intended for commercial manufacture of Imagify. The equipment in the Company's commercial manufacturing facility was placed in service in October 2005 and is being utilized in research and development related activities, including ongoing calibration and testing. Depreciation commences on equipment when it is placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for manufacturing facility start-up, validation, commissioning and qualification costs are charged to expense as incurred. Interest costs associated with the construction of the facility were capitalized in accordance with the provisions of Statement of Financial Accounting Standards SFAS No. 34, Capitalization of Interest.

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

        Concentrations of Credit Risk and Limited Suppliers—The financial instruments that potentially subject Acusphere to concentrations of credit risk are cash and cash equivalents. Acusphere's cash and cash equivalents are maintained in what management believes to be a highly rated commercial bank and its related investment management company.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Acusphere relies on certain materials used in its development process, each of which is available from limited sources. The failure of a supplier or subcontractor to deliver on schedule could delay or interrupt the development process and thereby adversely affect Acusphere's operating results.

        Revenue—Revenue is recognized from license arrangements in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104") and FASB Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). Revenue from license payments not tied to achieving a specific performance milestone is recognized ratably over the period over which it is obligated to perform services. The period over which the Company is obligated to perform services is estimated based on available facts and circumstances. Revenue from performance payments is recognized when such performance is substantially in its control and when the Company believes that completion of such performance is reasonably probable, ratably over the period in time or cost over which it estimates that it will perform such performance obligations. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone when performance of such milestone is contingent on performance by others or for which achievement cannot be reasonably estimated or assured, are recognized as revenue when the milestone is achieved and the related payment is due, provided that there is no substantial future service obligation associated with the milestone. Revenue in connection with license arrangements is not recognized until payments are collected or due and reasonably assured of being collected. In addition, revenue is not recognized in circumstances where the arrangement includes a refund provision until the refund condition is no longer applicable unless, in its judgment, the refund circumstances are within the Company's operating control and unlikely to occur. Payments received in advance of being recognized as revenue are deferred.

        In connection with the Company's feasibility study, contract amounts which are not due until the customer accepts or verifies the research results are not recognized as revenue until customer acceptance, assuming collectibility is reasonable assured.

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

        Derivative Financial Instruments—The Company's 6.5% convertible exchangeable preferred stock contains a feature whereby, prior to March 1, 2009, if the Company elects to automatically convert, or if any holder elects to voluntarily convert, the preferred stock, the Company will also make an additional payment ("make-whole payment") equal to the aggregate amount of dividends that would have been payable on the preferred stock so converted from the original date of issuance of February 24, 2005 through and including March 1, 2009, less any dividends already paid on the preferred stock. This feature represents an embedded derivative which is required to be accounted for separately from the preferred stock. The estimated fair value of this feature is valued using a risk-weighted binomial model that incorporates factors such as the Company's cost of capital, stock price volatility and the estimated timing of preferred stock conversions. Changes in the estimated fair value of the liability represented by these factors, as well as any make-whole payments, are charged to

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

the consolidated statements of operations as unrealized gain or loss on derivative. These adjustments will be required until the feature is either triggered or expires.

        The Company's loan agreement with MassDevelopment contains a feature providing for a retroactive interest rate increase in the event the Company achieves positive operating cash flow, as defined in the agreement, prior to repayment of the loan. This feature represents an embedded derivative which is required to be accounted for separately from the related loan. The estimated fair value of this feature is valued using a risk-weighted discounted cash flow methodology that incorporates factors such as the Company's cost of capital and the probability and estimated timing of the Company achieving positive operating cash flow, as defined. Changes in the estimated fair value of the liability represented by these factors are charged to the consolidated statements of operations as unrealized gain or loss on derivative. These adjustments will be required until the feature is either triggered or expires.

        Income Taxes—Deferred tax liabilities and assets are provided for differences between the book and tax bases of existing assets and liabilities and tax loss carryforwards and credits, using tax rates expected to be in effect in the years in which differences are expected to reverse. Valuation allowances are provided to the extent realization of tax assets is not considered likely.

        On January 1, 2007 the Company adopted FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income tax positions. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        There were no unrecognized tax benefits as of the date of adoption January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's balance sheets at December 31, 2006 and at December 31, 2007, and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2007.

        Stock-Based Compensation—Effective January 1, 2006, the Company commenced accounting for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R, Share-Based Payment ("SFAS123R"). Under SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period. Stock-based compensation expense is being recognized on a straight-line basis over the requisite period of the awards. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation expense.

        Prior to adopting the provisions of SFAS 123R, the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 ("APB 25"), Accounting for Stock Issued to Employees and provided the

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

required pro forma disclosures of SFAS 123. Because the Company established the exercise price based on the fair market value of its stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no expense was recorded prior to adopting SFAS 123R.

        Net Loss Per Share—Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, reduced by the weighted-average number of restricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, convertible exchangeable preferred stock, stock options, warrants, and restricted common stock not included in the diluted net loss per share calculation aggregated 9,846,627, 16,028,904 and 19,526,186 as of December 31, 2005, 2006, and 2007, respectively.

        The following table reconciles the weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Year Ended December 31,
Historical
	2005	2006	2007
Weighted-average common shares outstanding	18,900,260	27,599,537	42,626,612
Less weighted-average restricted common shares Outstanding	(3,130)	(317)	—

Basic and diluted weighted-average common shares Outstanding	18,897,130	27,599,220	42,626,612

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

        Recent Accounting Pronouncements—In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which is effective for financial statements issued for fiscal years beginning after November 15, 2007 but was amended on February 6, 2008 to defer the effective date one year for certain nonfinancial assets and liabilities. The purpose of SFAS 157 is to clarify and set forth consistent rules for defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles and expanding disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements where those accounting pronouncements have determined that fair value is the relevant measurement attribute. SFAS 157 does not require any new fair value measurements, but for some entities the application of SFAS 157 could change current practice. The Company is assessing what impact, if any, this statement will have on its consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. This statement allows the measurement at fair value of financial instruments and certain other items that are currently not required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits the measurement of eligible items at fair value at specified election dates, with unrealized gains and losses on the items for which the fair value option has been elected reported in earnings at each subsequent reporting date. The Company did not designate any assets or liabilities to be carried at fair value upon adoption on January 1, 2008.

        In June 2007, the Emerging Issues Task Force issued EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, which is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2007. This abstract discusses the treatment of the nonrefundable portion of advance payments made pursuant to an executory contractual arrangement for future research and development activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The Company is currently assessing what impact, if any, this statement will have on its consolidated financial statements.

3. Stock-based Compensation

Summary of Stock-Based Compensation Plans

        In June 2005, the 2005 Stock Option and Incentive Plan (the "2005 Plan") was approved. The 2005 Plan became effective on June 16, 2005 and provided for a maximum of 1.7 million shares of common stock to be issued as incentive stock options ("ISO's"), nonqualified stock options, awards of common stock and direct purchases of common stock by Acusphere employees, officers, directors and consultants. In June 2007, the 2005 Plan was amended and the number of shares available under the Amended and Restated 2005 Stock Option and Incentive Plan (the "Amended 2005 Plan") was increased by 5.0 million shares, to a maximum of 6.7 million shares. The maximum number of shares that may be granted to any employee under the Amended 2005 Plan shall not exceed 1.0 million shares of common stock during any calendar year. Options granted have a term of 10 years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. As of December 31, 2007, there were 1.8 million options outstanding under the Amended 2005 Plan, and 4.9 million shares available for future stock and option grants.

        In July 2003, the 2003 Stock Option and Incentive Plan (the "2003 Plan") was approved. The 2003 Plan became effective on the closing of the Company's IPO on October 14, 2003 and provides that a maximum of 2.5 million shares of common stock may be issued as ISO's, nonqualified stock option, awards of common stock and direct purchases of common stock by Acusphere employees, officers, directors and consultants. The maximum number of shares that may be granted to any employee under the 2003 Plan shall not exceed 583,334 shares of common stock during any calendar year. Options

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Stock-based Compensation (Continued)

granted have a term of 10 years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. As of December 31, 2007, there were 2.0 million options outstanding under the 2003 Plan and 0.5 million shares available for future stock and option grants.

        In July 2003, the 2003 Employee Stock Purchase Plan (the "Purchase Plan") was approved which became effective on the closing of the Company's IPO on October 14, 2003. The Purchase Plan provides for the issuance of a maximum of 233,334 shares of common stock. Eligible employee may contribute up to 10% of their total cash compensation with a maximum of 417 shares semi-annually. The first sale of shares under this plan occurred on February 29, 2004. During 2005, 2006 and 2007, 8,017, 14,172 and 21,911 shares, respectively, of common stock were sold to employees under this plan. Acusphere had 185,274 shares available for future sales of common stock under this plan at December 31, 2007.

        In March 1994, the 1994 Stock Plan (the "1994 Plan") was approved. The 1994 Plan, as amended, provided that a maximum of 1,423,663 shares of common stock could be issued as ISOs, nonqualified stock options and stock grants. The Company ceased granting awards under the 1994 Plan after March 7, 2004. As of December 31, 2007, there were 0.9 million options outstanding under the 1994 Plan.

Accounting for Stock-Based Compensation Plans

        Prior to January 1, 2006, the Company had followed Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. Accordingly, no compensation expense was recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. Conversely, when the exercise price was below fair value of the Company's common stock at the date of grant, a non-cash charge to compensation expense was recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. The Company did issue options prior to its initial S-1 filing in July 2003 at values less than fair market. These grants resulted in the recording of deferred compensation. Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Compensation ("SFAS 123R") using the modified prospective method, which results in the provisions of SFAS 123R being applied to the consolidated financial statements on a going-forward basis. As such, prior periods have not been restated. SFAS 123R requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model and the grant date fair value of restricted stock is based on intrinsic value. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, the Company recorded the impact of forfeitures as they occurred. Options granted prior to the initial S-1 filing in 2003 continue to be accounted for under APB No. 25.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Stock-based Compensation (Continued)

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

        All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123R and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under this method, the equity-based instrument was valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost was recognized and charged to operations over the service period, which was usually the vesting period.

        Adoption of SFAS 123R did not affect the Company's cash flow or financial position but it did increase its reported net loss and loss per share, since adopting SFAS 123R results in the Company recording compensation cost for employee stock options.

        Stock compensation expense under SFAS 123R for the years ended December 31, 2005, 2006 and 2007 is as follows (in millions):

	Year Ended December 31,
	2005	2006	2007
Research & development	$0.2	$1.1	$1.0
General & administrative	0.4	1.5	1.2

Total	$0.6	$2.6	$2.2

        In accordance with SFAS 123R, the Company will report any excess tax benefits from the exercise of non-qualified stock options as financing cash flows. There were no excess tax benefits recorded from the exercise of non-qualified stock options for the years ended December 31, 2007 and 2006.

        For purposes of recording stock option-based compensation expense as required by SFAS 123R, the fair values of each stock option granted under the Company's stock option plan for the fiscal year ended December 31, 2007 were estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of all stock option grants issued for the fiscal year ended December 31, 2005, 2006 and 2007 was $2.25, $2.14 and $1.17, respectively.

        The fair values of all stock option grants issued were determined using the following weighted average assumptions:

	Year Ended December 31,
	2005	2006	2007
Risk-free interest rate	3.8%	4.6%	4.6%
Expected volatility of underlying stock	45.8%	40.3%	51.7%
Expected life of option grants (years)	4.0	5.0	5.0

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Stock-based Compensation (Continued)

        The fair values of options granted during six-month subscription period ended February 28, 2006 and 2007 under the Company's Purchase Plan were calculated using the following weighted-average assumptions:

	2005	2006	2007
Risk-free interest rate	3.6%	4.8%	5.1%
Expected volatility of underlying stock	47.3%	37.0%	49.8%
Expected life of option (years)	0.5	0.5	0.5

        The fair values of options granted during six-month subscription period ended August 31, 2006 and 2007 under the Company's Purchase Plan were calculated using the following weighted-average assumptions:

	2005	2006	2007
Risk-free interest rate	3.9%	4.9%	4.2%
Expected volatility of underlying stock	46.6%	44.3%	54.4%
Expected life of option (years)	0.5	0.5	0.5

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

Stock Option Activity

        During the year ended December 31, 2007, the Company granted stock options to existing employees, as part of the Company's performance review process and new employees and directors in lieu of cash based compensation. All such options were granted with exercise prices equal to the

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Stock-based Compensation (Continued)

current market value of the underlying common stock on the date of grant. Stock option activity under the 1994, 2003 and 2005 Plans was as follows:

	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, December 31, 2006	3,961,118	$0.84 - $13.02	$5.96
Granted	1,552,520	0.63 - 3.98	2.35
Exercised	(102,920)	0.84 - 1.26	0.94
Forfeited	(730,942)	0.84 - 13.02	5.21

Balance, December 31, 2007	4,679,776	$0.63 - $13.02	$4.99	7.5	$8.50
Vested or Expected to Vest, December 31, 2007	4,387,511	$0.63 - $13.02	5.92	7.5	$8.50
Exercisable, December 31, 2007	2,818,213	0.63 - 13.02	5.92	6.6	$0.00
Exercisable, December 31, 2006	2,168,566	0.84 - 13.02	6.09

        The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2007 as follows:

Exercise Price	Number of Shares	Outstanding Weighted-Average Remaining Contractual Life (in Yrs)	Weighted Average Exercise Price	Exercisable Number of Shares	Weighted Average Exercise Price
$ 0.00 - 1.30	519,309	6.8	$0.96	318,996	$0.85
1.31 - 2.60	1,098,415	8.9	2.41	301,452	2.37
2.61 - 3.91	350,035	8.7	3.25	199,395	3.44
3.92 - 5.21	290,550	7.9	4.67	182,581	4.78
5.22 - 6.51	1,454,444	7.4	5.82	913,093	5.83
6.52 - 7.81	274,719	5.3	6.98	222,216	7.07
7.82 - 9.11	261,819	6.2	8.74	253,552	8.75
9.12 - 10.42	158,500	6.1	9.58	154,943	9.59
10.43 - 13.02	271,985	5.7	13.02	271,985	13.02

	4,679,776	7.5	$4.99	2,818,213	$5.92

        The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2007, 2006 and 2005 was approximately $0.1 million, $0.1 million and $21,000, respectively. The intrinsic value of options exercised in 2007, 2006 and 2005 was $0.1 million, $2.6 million and $23,000, respectively.

        As of December 31, 2007, there was $2.8 million of total expected unrecognized compensation cost related to unvested stock options granted under the Company's stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.97 years.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Stock-based Compensation (Continued)

        The Company issued options to employees to purchase approximately 230,119, and 267,723 shares of common stock during the years ended December 31, 2001 and 2003, respectively, at exercise prices deemed for accounting purposes to be below market value. Acusphere has recorded the difference between the exercise price and the fair value of $4.9 million in 2001 and $1.4 million in 2003 as deferred stock-based compensation and amortized this deferred compensation as charges to operations over the vesting periods of the options. At December 31, 2006, approximately $22,000 of deferred compensation had yet to be recognized. This amount was recognized in the first quarter of fiscal 2007.

4. Balance Sheet Data

	As of December 31,
	2006	2007
	(in thousands)
Other assets consist of the following:
Deposits	$1,373	$1,126
Other assets	405	285

	$1,778	$1,411
Accrued expenses consist of the following:
Accrued contract services	$1,326	$1,404
Accrued vacation	517	517
Accrued bonus	890	129
Other accrued expenses	1,352	1,546

	$4,085	$3,596

5. Property and Equipment

        Property and equipment at cost consist of the following (in thousands):

	As of December 31,
			Estimated Useful Life
	2006	2007
Equipment	$22,993	$22,630	3-5 years
Furniture and fixtures	424	470	5 years
Leasehold improvements	31,030	31,648	Lease term(a)

Sub-total depreciable assets	54,447	54,748
Less: accumulated depreciation and amortization	(22,054)	(31,699)

Total depreciable assets, net	32,393	23,049
Deposits on equipment purchases	60	193	N/A

Total property and equipment, net	$32,453	$23,242

    (a)
    The Company depreciates leasehold improvements and equipment under capital leases over the lesser of their useful lives or the remainder of their respective lease terms.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment (Continued)

        Leasehold improvements primarily represent costs incurred for the build-out of the Company's commercial manufacturing facility in Tewksbury, Massachusetts, which are being depreciated over the remaining initial lease term. Deposits on equipment purchases generally represent progress payments made for long-lead time capital equipment purchases. Depreciation on leasehold improvements to this commercial manufacturing facility commenced upon the latter of completion of the improvements or October 2005, at which time the Company received an occupancy permit and began operating use of the facility. Included in leasehold improvements at December 31, 2006 and 2007, prior to accumulated depreciation and amortization, is capitalized interest in the amount of $813,000 related to the construction of the facility.

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

        On June 1, 2006, the Company entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from GE Healthcare ("GE"), a division of General Electric Company. In consideration of the non-exclusive license of these patents, the Company agreed to pay GE $10.0 million prior to commercial approval of Imagify, of which $5.0 million was paid in June 2006 and $5.0 million was due in June 2007. Effective May 11, 2007 the Company entered into an amendment (the "Amendment") to the GE patent license agreement. The Amendment provides that, in lieu of this $5.0 million payment due on June 1, 2007, the Company agreed to make a series of payments as follows: $1.5 million was paid in May 2007 and six consecutive quarterly installments totaling $5.5 million, of which $0.9 million is due on the first day of the third month of each calendar quarter, commencing June 1, 2008. As discussed, $1.5 million was paid to GE in May 2007 and $2.6 million has been included in the current portion of long-term obligations at December 31, 2007. As the present value of the revised cash flows exceeds 10% of the original cash flows, the modification of the terms has been accounted for as a debt extinguishment. As a result of the debt extinguishment, the Company recognized $1.1 million in other expense—extinguishment of debt, during the second quarter of 2007, representing the present value of the modified payment terms. The difference between the present value of the modified liability and the actual cash payments due, or approximately $0.9 million, will be amortized as interest expense over the remaining term of the liability using the revised effective interest rate.

        On June 1, 2006, the Company entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from Bracco International BV ("Bracco"). The agreement provides the Company with use of Bracco's ultrasound-related patents and patent applications in combination with the Company's lead product candidate Imagify in the field of ultrasound diagnostic imaging. The term of the agreement extends until expiration of the last of the patents licensed under the agreement. In consideration for the non-exclusive license of these patents, the Company agreed to pay Bracco up to a total of Euros 3.0 million, of which Euros 0.5 million (approximately $0.6 million) was paid in June 2006. An additional Euros 2.5 million is payable upon the Company's achievement of certain defined regulatory milestones. The Company also agreed to pay a royalty on future Imagify revenue, up to a maximum royalty amount of Euros 10.0 million, less a portion of the above-referenced milestone payments. For accounting purposes the Company has not

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Intellectual Property (Continued)

demonstrated technological feasibility or an alternative future use for these patents. Therefore, the $0.6 million payment was expensed in June 2006 when paid, whereas the other obligations have not been recorded since they are contingent upon the outcome of future events.

        On May 11, 2005, the Company entered into a Patent Transfer Agreement with Bayer Schering Pharma AG ("Schering") pursuant to which the Company acquired rights, title and interest in certain ultrasound-related patents from Schering. In consideration of the transfer and assignment of these patents, the Company agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million was paid in May 2006, and $3.0 million was due in May 2007. For accounting purposes the Company has not demonstrated technological feasibility or an alternative future use for these patents and the present value of the initial acquisition cost, $6.2 million in total, was expensed in May 2005 at the time of acquisition. Effective April 27, 2007 the Company entered into an amendment (the "Amendment") to the Patent Transfer Agreement. The Amendment provides that, in lieu of this final $3.0 million payment due in May 2007, the Company agreed to make a series of payments as follows: $1.5 million was paid in May 2007; $1.0 million is due in May 2008 and $1.0 million is due in May 2009. The $1.0 million payment due in May 2008 has been included in the current portion of long-term obligations at December 31, 2007. The difference between the present value of the modified liability and the actual cash payments due, or $0.5 million, will be amortized as interest expense over the remaining term of the liability.

7. Long-term Obligations

        The carrying value of long-term obligations was as follows (in thousands):

	As of December 31,
	2006	2007
Capital lease obligations	$93	$67
Notes payable	14,485	10,029
Amounts due under intellectual property agreements	7,702	6,666

Subtotal	22,187	16,695
Subtotal long-term obligations	22,280	16,762

Less current maturities	12,899	8,556

Long-term obligations, net	$9,381	$8,206

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-term Obligations (Continued)

        Future payments under all capital leases, notes payable and other long-term obligations are as follows as of December 31, 2007:

	Capital Lease Obligations	Notes Payable	Other Long-Term Obligations
Year Ending December 31,
2008	32	5,634	3,750
2009	32	3,582	3,750
2010	10	548	—
2011	—	335	—
2012	—	335	—
Thereafter	—	763	—

Total future minimum payments	74	11,197	7,500

Less amount representing future interest	7	1,167	834

Present value of future minimum payments	67	10,030	6,666
Less current portion of long-term obligations	28	4,936	3,593

Long-term portion of long-term obligations	$39	$5,094	$3,073

Capital Lease Obligations

        The Company leases capital equipment through Banc of America Leasing Corporation. The remaining monthly payments range from $460 to $1,019 with maturities through June 2010. Interest rates for the above leases range from 7.3% to 9.4%. Acusphere does not have any additional borrowing availability under these lease arrangements as of December 31, 2007. At December 31, 2007 and 2006, the cost and net carrying value of equipment under capital leases amounted to approximately $67,000 and $93,000, respectively.

Notes Payable

        Equipment Promissory Notes—In 2004 and 2005, the Company borrowed an aggregate of $10.5 million under an equipment financing line with General Electric Capital Corporation. In January 2006, the line was amended and the availability was increased by an additional $3.5 million and was extended through May 2007. During the year ended December 31, 2007, the Company borrowed an additional $0.9 million, no additional amounts may be borrowed under this line. Borrowings are collateralized by the equipment financed, with repayment due in monthly installments over 36 to 48 months, with the last such repayment scheduled for December 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.7% to 10.7%. The loans under this line are subject to acceleration upon certain events of default, including but not limited to: i) the failure to make timely payments of principal and interest, ii) a default on other material obligations, or iii) a material adverse change in the financial condition of the borrower. As of December 31, 2007, net of repayments, the Company had $4.6 million outstanding under the line.

        In 2005 the Company borrowed an aggregate of $7.0 million under an equipment financing line with Oxford Finance Corporation. As of December 31, 2007, net of repayments, the Company had

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-term Obligations (Continued)

$3.4 million outstanding under the line. Borrowings are collateralized by the equipment financed, with repayment due in monthly installments over 36 to 48 months, with the last such repayment scheduled for March 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 10.3% to 10.9%. The loans under this line are subject to acceleration upon certain events of default, including but not limited to the failure to make timely payments of principal and interest, a default on other material obligations, or a material adverse change in the financial condition of the borrower. No additional amount may be borrowed under this line.

        Facility Loan Agreement—In March 2005 the Company borrowed $2.0 million under a loan agreement with MassDevelopment to help finance certain tenant improvements to its commercial manufacturing facility in Tewksbury, Massachusetts. The loan is secured by certain improvements made at the facility, interest accrues at 5.0% per annum with retroactive adjustments to 9.0% in the event the Company achieves positive operating cash flow, as defined in the agreement, prior to repayment of the loan. Accrued principal and interest are being repaid over a 10 year term. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. Acusphere began making payments on this loan in May 2007 and as of December 31, 2007, has $2.0 million outstanding under the loan, including principal and interest.

        The retroactive interest rate adjustment feature of the loan agreement was deemed to be an embedded derivative instrument requiring separate accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and was initially valued at $62,000. The derivative asset is being amortized as interest expense over a term beginning with the loan agreement effective date and ending with the currently expected payment date of the retroactive interest. The fair value of the derivative liability will be re-measured at each reporting period, with any change in value charged or credited to interest expense. There was no change in the estimated fair value of the derivative liability at December 31, 2007.

Amounts Due Under Intellectual Property Agreements

        Under the Company's amended Patent Transfer Agreement with Schering, a $1.0 million payment is due in May 2008 and $1.0 million is due in May 2009. Under the Company's amended License Agreement with GE, the Company is scheduled to make six consecutive quarterly payments of $0.9 million due on the first day of the third month of each calendar quarter, commencing on June 1, 2008. As of December 31, 2007, the Company has included $3.6 million in the current portion of long-term obligations, representing payments due under the GE and Schering agreements within the next twelve months.

        Under the Company's Patent License Agreement with Bracco, a payment of 500,000 Euros (approximately $0.8 million) is payable upon the filing of an NDA for Imagify, expected in April 2008.

8. Deferred Revenue

        In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed in which the Company granted Nycomed rights to develop and market Imagify in Europe. As of December 31, 2007, Nycomed has paid $12.0 million in license fees for the Company's research and development efforts, which was being recognized ratably in revenue over the development period initially estimated at 42 months in July 2004. Estimation of this development period involves the evaluation of many assumptions and uncertainties inherent in the performance of a long term

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Deferred Revenue (Continued)

development project. The Company regularly evaluates these assumptions and uncertainties and the estimated development recognition period may change if facts and circumstances change. During 2006, the estimated development period was revised from 42 months to 54 months. There was no change in the amortization period during the year ended December 31, 2007. The remaining $2.7 million of the $12.0 million in development payments already received, but yet to be recognized as revenue, is included in deferred revenue at December 31, 2007 and will be recognized over the remaining estimated development period.

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

        In connection with the Company's agreement with Nycomed, the Company is obligated to pay a customary fee to its financial advisor in this transaction. The total fee, of which $285,000, $180,000 and $45,000 was paid by the Company in 2005, 2006 and 2007, respectively, is comprised of cash and warrants and is dependent upon the timing and magnitude of the amounts to be paid by Nycomed to the Company.

9. Income Taxes

        The Company is subject to taxation in the United States and Massachusetts. The Company's tax years for 1994 and forward are subject to examination by the United States and Massachusetts tax authorities due to the carry forward of unutilized net operating losses and R&D credits.

        At December 31, 2007, Acusphere had a federal net operating loss ("NOL") carryforward for income tax purposes of approximately $231 million and a Massachusetts NOL of approximately $170 million. Acusphere also has approximately $7.7 million of research and development ("R&D") credits as of December 31, 2007 available to offset future income taxes payable, if any.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        The components of Acusphere's deferred tax asset at December 31, 2006 and 2007 are as follows:

(in thousands)	2006	2007
Net operating loss carryforwards	$70,761	$89,302
Temporary timing differences:
Revenue recognition	2,550	1,879
Start-up costs	5,458	3,286
Depreciation	3,188	5,721
Capitalized patent costs	6,788	6,303
Other	2,032	1,708

Subtotal	20,016	18,897
Research and development credit carryforwards	8,139	7,696

Deferred tax asset	98,916	115,895
Less valuation allowance	(98,916)	(115,895)

	$—	$—

        The Tax Reform Act of 1986 contains provisions that may limit the utilization of tax attributes (including NOL carryforwards and R&D credits) available to be used to offset taxable income in any given year, in the event of significant changes in ownership interests, as defined in IRC Section 382. Such limitations are triggered by changes in control in ownership of the Company. The amount of such annual limitation is partially based upon the value of the company and upon the applicable risk free interest rate in effect at the time a cumulative change in control occurs. The Company has not quantified the amount of the limitation, if any. Historically, the Company has financed itself, both as a private company and as a public company, through a series of equity offerings.

        The temporary differences principally consist of capitalized start-up expenses, capitalized patent license expenses and depreciation adjustments for income tax purposes. Acusphere has established a full valuation allowance equal to the amount of its deferred tax asset as the realization of such asset is uncertain. The Company's effective income tax rate is zero for all periods presented due to the full valuation allowance. The increase in the valuation allowance over the prior year is primarily due to the increase in the NOL carryforward. The valuation allowance increased $16.8 million in 2005, $26.0 million in 2006 and $17.0 million in 2007, primarily as a result of the Company's net loss.

        The primary factors affecting our income tax rates for U.S. federal statutory purposes were as follows:

	2005	2006	2007
Tax provision at U.S. statutory rate	(35.0)%	(35.0)%	(35.0)%
Permanent differences	3.3	2.9	9.0
Other	(5.9)	(10.5)	(5.6)
Valuation allowance	37.6	42.6	31.6

Effective tax rate	0.0%	0.0%	0.0%

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity

Convertible Exchangeable Preferred Stock

        On February 24, 2005, the Company issued 900,000 shares of 6.5% convertible exchangeable preferred stock (the "Preferred Stock") at $50.00 per share resulting in aggregate gross proceeds to the Company of $45.0 million (net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses). Each share of Preferred Stock has a liquidation preference of $50.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by the Company's board of directors and must come from funds that are legally available for dividend payments. As of December 31, 2007, dividends accumulated on the Preferred Stock totaled $7.1 million, of which $6.9 million have been paid.

        In February 2008, the Company's board of directors did not declare the quarterly dividend on the preferred stock, payable on March 1, 2008. Instead, this dividend which would have totaled $0.6 million in the aggregate, will be accrued.

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

        The Company may elect to automatically convert some or all of the Preferred Stock into shares of common stock if the closing price of the Company's common stock has exceeded $10.30 per share (150% of the conversion price) for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion. Prior to March 1, 2009, if the Company elects to automatically convert, or if any holder elects to voluntarily convert, the Preferred Stock, the Company will also make an additional payment ("Make-Whole" payment) equal to the aggregate amount of dividends that would have been payable on the Preferred Stock so converted from the original date of issuance through and including March 1, 2009, less any dividends already paid on the Preferred Stock. This additional payment is payable by the Company, at its option, in cash, in additional shares of its common stock, or in a combination of cash and shares of common stock. The Company has reserved a maximum of approximately 0.5 million shares of common stock for issuance under this Make-Whole provision.

        Through December 31, 2007, 210,000 shares of Preferred Stock have been voluntarily converted into 1,530,612 shares of the Company's common stock. In connection with such conversions, the Company issued an additional 347,603 shares of the Company's common stock in satisfaction of the required Make-Whole payment. The fair value of these Make-Whole payments was approximately $1.7 million, which was charged against the derivative liability.

        In accordance with SFAS No. 133, the Company is required to separate and account for as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as unrealized gain or loss on derivative in the statement of operations. The Company determined the fair value of the dividend make-whole payment feature to be $3.1 million at February 24, 2005 (the

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

commitment date). This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. During 2006, make-whole payments related to the conversion of 10,000 shares were made and the derivative liability was reduced for the fair value of these payments. At December 31, 2006, the derivative liability was valued at approximately $0.1 million. During 2007, make-whole payments related to the conversion of 40,000 shares were made and the derivative liability was reduced for the fair value of these payments. At December 31, 2007, the derivative liability was valued at approximately $13,000.

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

        Conversions to Common Stock—During the years ended December 31, 2007 and 2006, 40,000 and 10,000 shares of Preferred Stock, respectively, were voluntarily converted into 291,545 and 72,886 shares of the Company's common stock, respectively. In connection with such conversions, during 2007 and 2006 the Company issued 43,551 and 15,526 additional shares of the Company's common stock in satisfaction of the required Make-Whole payment, respectively.

        In February 2008, one stockholder voluntarily converted 40,000 shares of preferred stock into 291,545 shares of the Company's common stock. In connection with the conversion, the Company issued an additional 27,219 shares of the Company's common stock in satisfaction of the required Make-Whole payment.

Common Stock

        As of December 31, 2007, there were 98.5 million shares of common stock authorized, 46.3 million shares of common stock outstanding and 25.6 million shares of common stock reserved for issuances, representing 5.0 million shares reserved for issuance for in connection with outstanding convertible exchangeable preferred stock, 0.5 million shares reserved for issuance in connection with the make-whole payments provisions of the outstanding convertible exchangeable preferred stock, 9.8 million shares reserved for issuance in connection with outstanding common stock warrants, 4.7 million shares reserved for issuance in connection with outstanding stock options, 5.4 million shares reserved for issuance, in aggregate, in connection with shares available for future stock or option grants under the 2003 Stock Option Plan and Amended 2005 Stock Option Plan and 0.2 million shares reserved for issuance under the Employee Stock Purchase Plan.

        On June 15, 2007, the Company sold 7,694,220 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.4 shares of common stock at an exercise price of $3.10 per share, for a purchase price of $2.60 per unit, resulting in aggregate gross proceeds to the Company of approximately $20.0 million (net proceeds of approximately $18.7 million after deducting underwriting discounts and commissions and estimated offering expenses). The shares of common stock

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

and warrants were immediately separable and were issued separately. The warrants had a fair value of approximately $3.2 million, will be exercisable beginning on December 15, 2007 and expire June 15, 2012, and have been included in Additional Paid-in Capital at December 31, 2007.

        On December 12, 2006, the Company sold 9,259,254 units, each unit consisting of (i) one share of common stock and (ii) one fully vested warrant to purchase 0.4 shares of common stock at an exercise price of $3.11 per share, for a purchase price of $2.75 per unit, resulting in aggregate gross proceeds to the Company of $25.5 million (net proceeds of approximately $23.8 million after deducting underwriting discounts and commissions and offering expenses). The shares of common stock and warrants were immediately separable and were issued separately. The warrants had a fair value of approximately $4.5 million, will be exercisable beginning on June 12, 2007 and expire December 12, 2011, and have been included in Additional Paid-in Capital at December 31, 2007.

        On April 12, 2006, the Company sold 5,772,004 units, each unit consisting of (i) one share of common stock (ii) one fully vested warrant to purchase 0.3 shares of common stock at an exercise price of $7.97 per share, for a purchase price of $6.9675 per unit, resulting in aggregate gross proceeds to the Company of $40.2 million (net proceeds of approximately $37.7 million after deducting underwriting discounts and commissions and offering expenses). The shares of common stock and warrants were immediately separable and were issued separately. The warrants had a fair value of approximately $5.0 million, were exercisable beginning on October 12, 2006 and expire April 12, 2011, and have been included in Additional Paid-in Capital at December 31, 2007.

Equity Line of Credit Arrangement

        On August 31, 2006, the Company entered into what is sometimes termed an equity line of credit arrangement with Azimuth Opportunity Ltd. The arrangement provides that, upon the terms and subject to the conditions set forth therein, Azimuth was committed to purchase up to $30,000,000 of the Company's common stock, or up to a maximum of approximately 5.8 million shares of common stock, whichever occurs first, over the 18-month term of the agreement. This line expired in February 2008, no shares of common stock were issued nor was any commitment fee paid to Azimuth in connection with the execution and delivery of the agreement.

11. Common Stock Warrants

        As of December 31, 2007, warrants to purchase shares of the Company's common stock, the origination of which were derived in connection with debt and lease financing transactions, the collaborative agreement with Nycomed and the April 2006, December 2006 and June 2007 common

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Common Stock Warrants (Continued)

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

        On November 30, 2004, Acusphere issued a warrant to purchase up to 55,732 shares of its common stock at an exercise price of $6.28 per share to a financial adviser in consideration of its services to the Company in connection with the consummation of its collaborative agreement with Nycomed Danmark ApS. The warrant may be exercised any time and expires on November 30, 2009. The number of shares issuable upon exercise of the warrant and the exercise price thereof is subject to adjustment from time to time in the event of stock subdivisions, stock splits and stock combinations. The warrant does not include a cashless exercise feature. Acusphere recorded the deemed fair value of the warrant of $241,639, based upon the Black-Scholes option-pricing model, as a deferred consulting expense included in other assets, which is being amortized over the collaborative agreement's revenue recognition term as consulting expense. Amortization expense recorded within general and administrative costs during 2005, 2006 and 2007 totaled $69,000, $31,000 and $54,000, respectively. No warrants were exercised during 2005, 2006 or 2007.

12. Research and License Agreements

        Acusphere has clinical and pre-clinical study research agreements with various institutions. Total expenses incurred amounted to approximately $7.6 million, $5.3 million and $7.1 million in sponsored-research expenses relating to such agreements during the years ended December 31, 2005, 2006 and 2007, respectively.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments

        Operating Leases—Acusphere has leased office, laboratory and manufacturing space under various agreements accounted for as operating leases. During 2005, 2006 and 2007, rent expense totaled approximately $3.2 million, $3.4 million and $4.5 million, respectively.

        Acusphere's Watertown, Massachusetts headquarters is under a lease with an original term of 10-years, which began in December 2001. During 2005, the term of this lease was extended by six months. Acusphere maintains a $1.0 million security deposit as a condition of this lease. This deposit amount is included in other assets at December 31, 2006 and 2007. In conjunction with the lease agreement Acusphere issued a warrant to the lessor allowing for the purchase of 30,844 shares of common stock. Acusphere recorded the $0.5 million fair value of the warrant, based upon the Black-Scholes option-pricing model, as deferred rent expense included in other assets. This deferred rent is being amortized over the lease term as rent expense, with $0.1 million recorded within rent expense for each of the years ended December 31, 2005, 2006 and 2007.

        In July 2004, Acusphere entered into a lease agreement for 58,000 square feet of commercial manufacturing space in Tewksbury, Massachusetts. This lease has a five year, nine month term with options to extend the lease for up to two additional five-year terms at predetermined rental rates. Under the lease, Acusphere received nine months of occupancy free of base rent, followed by base rent of approximately $0.4 million for the next twelve months with scheduled annual rental rate increases thereafter. In October 2004, Acusphere paid an initial $1.0 million security deposit to the landlord as part of the lease, subject to reduction if the Company made certain improvements to the facility. During 2005, $0.9 million of this deposit was refunded to the Company. The remaining $0.1 million is included in other assets at December 31, 2006 and 2007.

        Future minimum payments due under the non-cancelable facility leases are as follows as of December 31, 2007 (in thousands):

Year Ending December 31,
2008	3,060
2009	3,205
2010	2,887
2011	2,766
2012	1,432

$13,350

14. Employee Savings Plan

        Acusphere has an employee savings plan covering all employees of the Company who meet certain defined requirements. Under this plan, which was adopted under Section 401(k) of the Internal Revenue Code, employees may elect to make tax-deferred contributions of up to 20% of their salaries, subject to certain limitations. During 2005, 2006 and 2007, the Company provided a matching contribution of $142,000, $205,000 and $238,000, respectively, representing 50% of contributions per employee, up to a maximum Company contribution per employee of $2,500 in 2005 and 2006 and of $3,000 in 2007. Under the 401(k) plan, employees are not eligible to invest directly in shares of Acusphere stock.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Subsequent Events

Preferred Stock Conversion

        In February 2008, one stockholder voluntarily converted 40,000 shares of preferred stock into 291,545 shares of the Company's common stock. In connection with the conversion, the Company issued an additional 27,219 shares of the Company's common stock in satisfaction of the required Make-Whole payment.

Item 15.2.    Supplemental Financial Statement Schedule—Quarterly Results of Operations (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for the fiscal years ended December 31, 2006 and 2007 (in thousands, except per share data):

	Revenue	Net Loss	Net Loss Available to Common Stockholders	Net Loss Available to Common Stockholders Per Share—Basic and Diluted
Year Ended December 31, 2006
First Quarter	857	(13,453)	(14,054)	(0.61)
Second Quarter(1) & (2)	246	(22,877)	(23,470)	(0.84)
Third Quarter(2)	12	(12,742)	(13,335)	(0.46)
Fourth Quarter	666	(12,017)	(12,611)	(0.39)
Year Ended December 31, 2007
First Quarter	667	(12,515)	(13,108)	(0.34)
Second Quarter	667	(14,652)	(15,213)	(0.38)
Third Quarter	667	(14,001)	(14,562)	(0.32)
Fourth Quarter	666	(12,562)	(13,122)	(0.27)

(1)
Our net loss for the second quarter of 2006 includes $10.1 million in expense from the Company's licensing of certain intellectual property rights from GE and Bracco in June 2006.

(2)
Our revenue decrease in 2006 from prior quarters reflects a change in the estimated development period over which the Nycomed collaboration revenue is being recognized. During the periods of these changes in estimates, Q2 and Q3 2006, no revenue was recognized under the Nycomed development agreement.