Form 10-Q
period 2008-03-31
ACUSPHERE INC
filed 2008-05-08
CIK 1115143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐  No ☒

As of May 5, 2008 there were 46,651,883 shares of the registrant’s common stock, $.01 par value per share, outstanding.

ACUSPHERE, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2008

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	As of
	March 31, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$24,729	$26,102
Other current assets	1,144	1,265
Total current assets	25,873	27,367

PROPERTY AND EQUIPMENT, at cost:
Property and equipment	54,964	54,941
Less accumulated depreciation and amortization	34,208	31,699
Property and equipment, net	20,756	23,242

OTHER ASSETS	1,381	1,411
TOTAL ASSETS	$48,010	$52,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$9,664	$8,556
Accrued expenses	5,188	3,596
Current portion of deferred revenue	4,750	4,667
Accounts payable	1,310	1,994
Dividend payable	528	0
Derivative liability	0	13
Total current liabilities	21,440	18,826
LONG-TERM LIABILITIES:
Long-term obligations, net of current portion	7,146	9,454
Deferred revenue, net of current portion	9,250	—
Total long-term liabilities	16,396	9,454
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share
Authorized - 5,000,000 shares as of March 31, 2008 and December 31, 2007; Designated 6.5% convertible exchangeable -1,000,000 shares as of March 31, 2008 and December 31, 2007; issued and outstanding 650,000 shares as of March 31, 2008 and 690,000 shares as of December 31, 2007 (liquidation value $32,500,000 as of March 31, 2008)	7	7
Common stock, $0.01 par value per share
Authorized, 98,500,000 shares as of March 31, 2008 and December 31, 2007; issued and outstanding 46,620,633 shares as of March 31, 2008 and 46,273,945 as of December 31, 2007	466	463
Additional paid-in capital	358,054	358,141
Accumulated deficit	(348,353)	(334,871)
Total stockholders’ equity	10,174	23,740
TOTAL	$48,010	$52,020

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands)

	Three Months Ended
	March 31,	March 31,
	2008	2007

COLLABORATION REVENUE	$667	$667

OPERATING EXPENSES:
Research and development	10,741	9,988
General and administrative	3,171	3,220
Total operating expenses	13,912	13,208

Interest income	184	721
Interest expense	(421)	(535)
Change in valuation of derivative	—	(160)
NET LOSS	(13,482)	(12,515)

Dividends on preferred stock	(528)	(593)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,010)	$(13,108)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE –
Basic and diluted	$(0.30)	$(0.34)
WEIGHTED-AVERAGE SHARES OUTSTANDING –
Basic and diluted	46,503	38,111

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,482)	$(12,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	425	672
Depreciation and amortization	2,521	2,525
Noncash interest expense	198	220
Noncash rent expense	(38)	13
Noncash amortization of deferred revenue	(667)	(667)
Noncash amortization of fee and warrants to financial advisor	59	52
Noncash change in valuation of derivative	—	160
Changes in operating assets and liabilities:
Deferred revenue	10,000	—
Other current assets	75	(171)
Accounts payable	(685)	(1,458)
Accrued expenses	1,570	115
Net cash used in operating activities	(24)	(11,054)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35)	(131)
Decrease in other assets	—	9
Net cash used in investing activities	(35)	(122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(1,319)	(1,203)
Proceeds from long-term obligations	—	554
Payment of preferred stock dividends	—	(593)
Proceeds from exercise of stock options	—	35
Proceeds from issuance of common stock from employee stock purchase plan	5	28
Net cash used in financing activities	(1,314)	(1,179)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,373)	(12,355)

CASH AND CASH EQUIVALENTS, Beginning of period	26,102	59,750
CASH AND CASH EQUIVALENTS, End of period	$24,729	$47,395

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements of Acusphere, Inc. and Subsidiaries (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements. Those audited statements are included in our Annual Report on Form 10-K for the year ended December 31, 2007, which has been filed with the SEC.

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

Going Concern Presentation – As of March 31, 2008, the Company had cash and equivalents of $24.7 million, current liabilities of $21.4 million and stockholders’ equity of $10.2 million.  During the three months ended March 31, 2008, the Company incurred a net loss available to common stockholders of $14.0 million.  During the three months ended March 31, 2008, operating activities used approximately $24,000 of cash, which includes $10.0 million payment for a license fee received in March 2008.  Given the Company’s results from operations, current forecasts, and financial position as of March 31, 2008, the Company will require significant additional funds in order to fund operations beyond the third quarter of 2008.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on the basis of a going concern assumption and do not reflect any adjustments that might result from the outcome of this uncertainty.

Management’s Plans – As a result of its limited capital resources, the Company may elect to delay the funding of certain development activities, which could harm its financial condition and operating results.  The depletion of its resources may make future funding more difficult or expensive to attain. The Company may raise additional funds through public or private sales of equity or from borrowings or from strategic partners.  Future capital requirements will depend on many factors, including the scope and progress made in research and development activities and the size and timing of creating expanded manufacturing capabilities.  There are no assurances, however, that the Company will obtain additional financing on favorable terms, or at all, or successfully market its products.  If the Company is unable to execute its operations according to its plans or to obtain additional financing, it may be forced to cease operations.

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

2.  Revenue Recognition and Deferred Revenue

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

On March 28, 2008, the Company entered into a license agreement with Cephalon, Inc. (“Cephalon”), a related party (Note 10), providing Cephalon with an exclusive, worldwide license to the Company’s Hydrophobic Drug Delivery System (HDDS) for oncology applications, along with the rights to AI-850, the Company’s formulation of paclitaxel, in exchange for a cash payment of $10.0 million, paid upon the execution of the agreement.  The Company has not delivered the technology as of March 31, 2008, and therefore has recorded this payment in deferred revenue.

In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed in which the Company granted Nycomed rights to develop and market Imagify in Europe.  As of March 31, 2008, Nycomed has paid $12.0 million in license fees for the Company’s research and development efforts, which is being recognized ratably in revenue over the development period.  Estimation of this development period involves the evaluation of many assumptions and uncertainties inherent in the performance of a long term development project.  The Company regularly evaluates these assumptions and uncertainties and the estimated development recognition period may change if facts and circumstances change.  There was no change in the amortization period during the year ended December 31, 2007 or during the three months ended March 31, 2008.  The remaining $2.0 million of the $12.0 million in development payments already received, but yet to be recognized as revenue, is included in deferred revenue at March 31, 2008 and will be recognized over the remaining estimated development period.

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

3.     Stock-based Compensation

Accounting for Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Compensation (“SFAS 123R”) using the modified prospective method, which results in the provisions of SFAS 123R being applied to the consolidated financial statements on a going-forward basis. SFAS 123R requires companies to recognize stock-based compensation awards granted to its employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model and the grant date fair value of restricted stock is based on intrinsic value. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.

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

Stock compensation expense under SFAS 123R for the three months ended March 31, 2008 and 2007 is as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Research & development	$0.2	$0.3
General & administrative	0.2	0.3
Total	$0.4	$0.6

In accordance with SFAS 123R, the Company will report any excess tax benefits from the exercise of non-qualified stock options as financing cash flows.  There were no excess tax benefits recorded from the exercise of non-qualified stock options for the three months ended March 31, 2008 and 2007.

For purposes of recording stock option-based compensation expense as required by SFAS 123R, the fair values of each stock option granted under the Company’s stock option plan for the three months ended March 31, 2008 were estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of all stock option grants issued for the three months ended March 31, 2008 and 2007 were $0.32 and $1.28, respectively.

The fair values of all stock option grants issued were determined using the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.7%	4.8%
Expected volatility of underlying stock	60.8%	50.0%
Expected life of option grants (years)	5.0	5.0

The fair values of options granted during six-month period ended February 28, 2008 and 2007 under the Company’s Purchase Plan were calculated using the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	2.0%	5.1%
Expected volatility of underlying stock	66.9%	49.8%
Expected life of option (years)	0.5	0.5

Stock Option Activity

During the three months ended March 31, 2008, the Company granted stock options to existing employees, as part of the Company’s performance review process and new employees and directors. All such options were granted with exercise prices equal to the current market value of the underlying common stock on the date of grant.

			Weighted Average
	Number of	Exercise Price	Exercise Price	Grant Date
	Shares	Per Share	Per Share	Fair Value

For the three months ended March 31, 2008:	2,158,971	$0.56 - $0.68	$0.59	$690,007

On February 28, 2008, the company issued 9,591 shares of its common stock under the Purchase Plan at $0.55 per share, reflecting 85% of the closing stock price.

Stock option activity for the three months ended March 31, 2008:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, December 31, 2007	4,679,776	$0.63 - $13.02	$4.99
Granted	2,158,971	0.56 - 0.68	0.59
Exercised	—	—	—
Forfeited	(344,558)	0.57 - 8.50	2.74
Balance, March 31, 2008	6,494,189	$0.55 - $13.02	$3.65	7.9	$0.00

Vested or Expected to Vest, March 31, 2008	5,973,841	$0.55 - $13.02	3.65	7.9	$0.00
Exercisable, March 31, 2008	3,104,298	0.55 - 13.02	5.64	6.3	$0.00
Exercisable, March 31, 2007	2,323,983	0.84 - 13.02	6.10	7.0	$14,167,688

4.     Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss available to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. As of March 31, 2008 and 2007, anti-dilutive securities, which consist of convertible exchangeable preferred stock, stock options, warrants, and restricted common stock that are not included in the diluted net loss per share calculation aggregated 21,040,456 and 16,834,277  shares, respectively.

5. Balance Sheet Data

(in thousands)

	March 31, 2008	December 31, 2007
Other assets consist of the following:
Deposits	$1,126	$1,126
Other assets	255	285
	$1,381	$1,411

Accrued expenses consist of the following:
Accrued contract services	$1,461	$1,404
Accrued vacation (1)	622	517
Accrued bonus	360	129
Other accrued expenses (2)	2,745	1,546
	$5,188	$3,596

Note (1) – The Company’s current vacation policy allows employees to carry over unused vacation time as of December 31 of each year, up to a maximum of two weeks.  However, several employees who joined the Company prior to the institution of this vacation policy had accumulated more than two weeks vacation at December 31, 2007.  These employees had been allowed to carry this excess vacation accrual forward each year, as their prior accumulated vacation time was “grandfathered”.  Therefore, the accrued vacation balance at March 31, 2008 included some of this prior accumulated vacation pay.  During April 2008, the Company paid this accumulated vacation pay liability as of March 31, 2008 to employees as a lump sum payment.

Note (2) – Includes an $0.8 million payable under an intellectual property license agreement with Bracco.

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

On June 1, 2006, the Company entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from Bracco International BV (“Bracco”). The agreement provides the Company with use of Bracco’s ultrasound-related patents and patent applications in combination with the Company’s lead product candidate Imagify in the field of ultrasound diagnostic imaging. The term of the agreement extends until expiration of the last of the patents licensed under the agreement.  In consideration for the non-exclusive license of these patents, the Company agreed to pay Bracco up to a total of Euros 3.0 million, of which Euros 0.5 million (approximately $0.6 million) was paid in June 2006. Another payment of Euros 0.5 million (approximately $0.8 million) is payable to Bracco within five business days after acceptance by FDA of the filing of our NDA for Imagify, which is currently expected in June 2008.  The Company has included this $0.8 million payable in current liabilities as of March 31, 2008.  An additional Euros 2.0 million is payable upon the Company’s achievement of certain defined regulatory milestones.  The Company also agreed to pay a royalty on future Imagify revenue, up to a maximum royalty amount of Euros 10.0 million, less a portion of the above-referenced milestone payments. The Company has not demonstrated technological feasibility or an alternative future use for these patents, therefore, both of the Euros 0.5 million payments have been expensed. The other obligations have not been recorded since they are contingent upon the outcome of future events.

On May 11, 2005, the Company entered into a Patent Transfer Agreement with Bayer Schering Pharma AG (“Schering”) pursuant to which the Company acquired rights, title and interest in certain ultrasound-related patents from Schering. In consideration of the transfer and assignment of these patents, the Company agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million was paid in May 2006, and $3.0 million was due in May 2007.  Effective April 27, 2007 the Company entered into an amendment (the “Amendment”) to the Patent Transfer Agreement.  The Amendment provides that, in lieu of this final $3.0 million payment due in May 2007, the Company agreed to make a series of payments as follows: $1.5 million was paid in May 2007; $1.0 million is due in May 2008 and $1.0 million is due in May 2009.  The $1.0 million payment due in May 2008 has been included in the current portion of long-term obligations at March 31, 2008.

7. Long-term Obligations

The carrying value of long-term obligations is as follows:

	March 31, 2008	December 31, 2007

Capital lease obligations	$60	$67
Notes payable	8,717	10,029
Amounts due under intellectual property agreements	6,860	6,666
subtotal	15,637	16,762
Less current maturities	(9,664)	(8,556)
Long-term obligations, net	$5,973	$8,206

Capital Lease Obligations

The Company leases capital equipment through Banc of America Leasing Corporation. The remaining monthly payments range from $460 to $1,019 with maturities through June 2010. Interest rates for the above leases range from 7.3% to 9.4%. Acusphere does not have any additional borrowing availability under these lease arrangements as of March 31, 2008.  At March 31, 2008 and December 31, 2007, the cost and net carrying value of equipment under capital leases amounted to approximately $ 60,000 and $67,000.

Notes Payable

Equipment Promissory Notes—In 2004 and 2005, the Company borrowed an aggregate of $10.5 million against this line. In January 2006, the line was amended and the availability was increased by an additional $3.5 million and was extended through May 2007. During the year ended December 31, 2007, the Company borrowed approximately $0.9 million, no additional amounts may be borrowed under this line.  Borrowings are collateralized by equipment and other capital purchases made with the proceeds from these notes, with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for December 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.7% to 10.7%. The loans under this line are subject to acceleration upon certain events of default, including but not limited to: i) the failure to make timely payments of principal and interest, ii) a default on other material obligations, or iii) a material adverse change in the financial condition of the borrower.  As of March 31, 2008, net of repayments, the Company had $3.8 million outstanding under the line.

In 2005 the Company borrowed an aggregate of $7.0 million under an equipment financing line with Oxford Finance Corporation. As of March 31, 2008, net of repayments, the Company had $2.9 million outstanding under the line. Borrowings are collateralized by the equipment financed, with repayment due in monthly installments over 36 to 48 months, with the last such repayment scheduled for March 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 10.3% to 10.9%. The loans under this line are subject to acceleration upon certain events of default, including but not limited to the failure to make timely payments of principal and interest, a default on other material obligations, or a material adverse change in the financial condition of the borrower.  No additional amount may be borrowed under this line.

Facility Loan Agreement— In March 2005 the Company borrowed $2.0 million under a loan agreement with MassDevelopment to help finance certain tenant improvements to its commercial manufacturing facility in Tewksbury, Massachusetts. The loan is secured by certain improvements made at the facility, interest accrues at 5.0% per annum with retroactive adjustments to 9.0% in the event the Company achieves positive operating cash flow, as defined in the agreement, prior to repayment of the loan. Accrued principal and interest are being repaid over a 10 year term. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. Acusphere began making payments on this loan in May 2007 and as of March 31, 2008, has approximately $2.0 million outstanding under the loan, including principal and interest.

The retroactive interest rate adjustment feature of the loan agreement was deemed to be an embedded derivative instrument requiring separate accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and was initially valued at $62,000. The derivative asset is being amortized as interest expense over a term beginning with the loan agreement effective date and ending with the currently expected payment date of the retroactive interest. The fair value of the derivative liability is re-measured at each reporting period, with any change in value charged or credited to interest expense. There was no change in the estimated fair value of the derivative liability at March 31, 2008.

Amounts Due Under Intellectual Property Agreements

Under the Company’s amended Patent Transfer Agreement with Schering, a $1.0 million payment is due in May 2008 and $1.0 million is due in May 2009.  Under the Company’s amended License Agreement with GE, the Company is scheduled to make six consecutive quarterly payments of $0.9 million due on the first day of the third month of each calendar quarter, commencing on June 1, 2008.  Under the Company’s Patent License Agreement with Bracco, a payment of Euros 0.5 million (approximately $0.8 million) is due within five business days after acceptance by the FDA of the filing of our NDA for Imagify, which is currently expected to occurred in June 2008.

As of March 31, 2008, the Company has included $4.5 million in the current portion of long-term obligations, representing payments due under the GE and Schering agreements within the next twelve months.

8. Stockholders’ Equity

Convertible Exchangeable Preferred Stock

On February 24, 2005, the Company issued 900,000 shares of 6.5% convertible exchangeable preferred stock (the “Preferred Stock”) at $50.00 per share resulting in aggregate gross proceeds to the Company of $45.0 million (net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses). Each share of Preferred Stock has a liquidation preference of $50.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by the

Company’s board of directors and must come from funds that are legally available for dividend payments. As of March 31, 2008, dividends accumulated on the Preferred Stock totaled $7.6 million, of which $6.9 million have been paid.

In February 2008, the Company’s board of directors did not declare the quarterly dividend on the preferred stock, payable on March 1, 2008. This dividend, which totaled $0.5 million in the aggregate, has been included in current liabilities as of March 31, 2008.

The Preferred Stock is convertible into the Company’s common stock at any time at the option of the holder at a conversion rate of 7.2886 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $6.86 per share. The initial conversion price is subject to adjustment in certain events, but is not subject to “price based” anti-dilution adjustment. The Company has reserved approximately 4.7 million shares of common stock for issuance upon such conversion.

The Company may elect to automatically convert some or all of the Preferred Stock into shares of common stock if the closing price of the Company’s common stock has exceeded $10.30 per share (150% of the conversion price) for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion. Prior to March 1, 2009, if the Company elects to automatically convert, or if any holder elects to voluntarily convert, the Preferred Stock, the Company will also make an additional payment (“Make-Whole” payment) equal to the aggregate amount of dividends that would have been payable on the Preferred Stock so converted from the original date of issuance through and including March 1, 2009, less any dividends already paid on the Preferred Stock. This additional payment is payable by the Company, at its option, in cash, in additional shares of its common stock, or in a combination of cash and shares of common stock. The Company has reserved a maximum of approximately 0.4 million shares of common stock for issuance under this Make-Whole provision.

In February 2008, one stockholder voluntarily converted 40,000 shares of preferred stock into 291,545 shares of the Company’s common stock.  In connection with the conversion, the Company issued an additional 27,219 shares of the Company’s common stock in satisfaction of the required Make-Whole payment.

Through March 31, 2008, 250,000 shares of Preferred Stock have been voluntarily converted into 1,822,157 shares of the Company’s common stock. In connection with such conversions, the Company issued an additional 374,822 shares of the Company’s common stock in satisfaction of the required Make-Whole payment. The fair value of these Make-Whole payments was approximately $1.7 million, which was charged against the derivative liability.

In accordance with SFAS No. 133, the Company is required to separate and account for as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the outstanding portion of the derivative are recognized in earnings as unrealized gain or loss on derivative in the statement of operations. The Company determined the fair value of the dividend make-whole payment feature to be $3.1 million at February 24, 2005 (the commitment date). This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. At March 31, 2008, the derivative liability was valued at $0.

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

Common Stock

As of March 31, 2008, there were 98.5 million shares of common stock authorized, 46.6 million shares of common stock outstanding and 25.2 million shares of common stock reserved for issuances, representing 4.7 million shares reserved for issuance for in connection with outstanding convertible exchangeable preferred stock, 0.4 million shares reserved for issuance in connection with the make-whole payments provisions of the outstanding convertible exchangeable preferred stock, 9.8 million shares reserved for issuance in connection with outstanding common stock warrants, 6.5 million shares reserved for issuance in connection with outstanding stock options, 3.6 million shares reserved for issuance, in aggregate, in connection with shares available for future stock or option grants under the 2003 Stock Option Plan and Amended 2005 Stock Option Plan and 0.2 million shares reserved for issuance under the Employee Stock Purchase Plan.

9. Common Stock Warrants

As of March 31, 2008, warrants to purchase shares of the Company’s common stock, the origination of which were derived in connection with debt and lease financing transactions, the collaborative agreement with Nycomed and the April 2006, December 2006 and June 2007 common stock offerings, were outstanding for an aggregate of 9,808,658 shares of common stock at an effective weighted average price of $4.82 per shares as follows:

Number of	Exercise Price	Expiration
Shares	Per Share	Date
450,897	8.46	April 11, 2008
684	14.00	April 11, 2008
7,540	8.46	June 27, 2008
573,105	8.50	August 2, 2008
16,212	19.80	October 16, 2008
14,934	19.80	October 19, 2008
114,895	8.50	October 20, 2008
55,732	6.28	November 30, 2009
2,688	19.80	January 5, 2010
30,844	28.50	March 30, 2011
28,138	28.50	September 27, 2011
1,731,600	7.97	April 12, 2011
3,703,701	3.11	December 12, 2011
3,077,688	3.10	June 15, 2012
9,808,658	$4.82

10. Related Party Transaction

On March 28, 2008, the Company entered into a license agreement with Cephalon, Inc. (“Cephalon”) providing Cephalon with an exclusive, worldwide license to the Company’s Hydrophobic Drug Delivery System (HDDS) for oncology applications, along with the rights to AI-850, the Company’s formulation of paclitaxel, in exchange for a cash payment of $10.0 million, paid upon the execution of the agreement.  The term of the agreement extends until expiration of the last of the patents licensed under the agreement.  The Chairman, founder and CEO of Cephalon is also the current Presiding Director of the Board of Directors of the Company.

11. New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The purpose of SFAS 157 is to clarify and set forth consistent rules for defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles and expanding disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements where those accounting pronouncements have determined that fair value is the relevant measurement attribute. SFAS 157 does not require any new fair value measurements, but for some entities the application of SFAS 157 could change current practice.  Except as described below, we have adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements or disclosures.

In February 2008, FASB issued FASB FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 will provide a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, SFAS No. 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years. The Company is currently evaluating the impact that applying SFAS 157 to nonfinancial assets and liabilities will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  This statement allows the measurement at fair value of financial instruments and certain other items that are currently not required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits the measurement of eligible items at fair value at specified election dates, with unrealized gains and losses on the items for which the fair value option has been elected reported in earnings at each subsequent reporting date.  SFAS No. 159 was effective for us in the first quarter of 2008. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements or condition as we did not elect to use fair value measurements on any assets or liabilities under this statement and have not subsequently elected to carry any assets or liabilities at fair value.

In June 2007, the Emerging Issues Task Force issued EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, which is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2007.  This abstract discusses the treatment of the nonrefundable portion of advance payments made pursuant to an executory contractual arrangement for future research and development activities.  Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  The Company adopted this statement as of January 1, 2008 and concluded it has no effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2008.  This Statement changes the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company is assessing the impact, if any, of this pronouncement on its consolidated financial statements.

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

Forward-looking statements include, but are not limited to: our plans to develop and market new products and the timing of these development programs, in particular our estimates of the timing of an MAA for Imagify; the timing and likelihood of regulatory approval of an NDA and MAA for Imagify; the level of clinical and commercial interest in Imagify; the required size and make-up of a sales force to effectively launch Imagify; our development of other product candidates; our ability to qualify a commercial manufacturing facility for Imagify; our capital requirements and our needs for additional financing; the timing and level of future expenses, revenues and profitability; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract and retain collaborators with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate collaborations, license agreements and other collaborative efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success and timing of other competing therapies that are or may become available; and the manufacturing capacity for our product candidates.

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

Overview

We are a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using our proprietary porous microparticle technology. We are focused on developing proprietary drugs that can offer significant benefits such as improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. Our lead product candidate, Imagify™ (perflubutane polymer microspheres), is a cardiovascular drug for the detection of coronary artery disease, the leading cause of death in the United States.  We submitted our NDA for Imagify in April 2008.  In Europe, we have entered into a collaboration agreement with Nycomed for the marketing and sale of Imagify. Nycomed is responsible for the filing of an MAA for Imagify, which is currently expected to take place in the second half of 2008. In addition to our progress with Imagify, we have demonstrated that our technology can improve the formulation of hydrophobic drugs and inhaled asthma drugs.

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

We developed Imagify and our other product candidates using our proprietary technology which enables us to control the size and porosity of particles, including nanoparticles and microparticles, in a versatile manner, so we can customize the particles to address the delivery needs of a variety of drugs. We are focused on creating porous microparticles that are smaller than red blood cells. Some of these microparticles are nanoparticles which are smaller than one micron. Small microparticles are important for delivering drugs intravenously so that they can pass through the body’s smallest blood vessels, for increasing the surface area of a drug so that the drug will dissolve more rapidly, and for delivering drugs to the lung via inhalation. Porosity is important for entrapping gases in microparticles, for controlling the release rate of the drug from a microparticle, and for targeting inhaled drugs to specific regions of the lung.

We have incurred significant operating losses to develop our product candidates and we anticipate continuing to incur significant operating losses in the coming years. In particular, we expect to incur significant additional expenses and experience other significant capital requirements to seek regulatory approval for Imagify, to complete the qualification of a manufacturing facility for the initial commercial manufacture of Imagify and, subject to regulatory approvals, to launch Imagify. Since our inception, we have funded our operations primarily through private and public placements of equity securities, equipment-backed financings and other debt financings.  At March 31, 2008, we had approximately $24.7 million in cash and cash equivalents.  Based on our current operating plans, we will require significant additional capital to fund our operations beyond the third quarter of 2008. Since our present capital resources are not sufficient to fund our planned operations beyond the third quarter of 2008, there is substantial doubt as to our ability to continue as a going concern.

Imagify Phase 3 Clinical Trials

We have completed two Phase 3 pivotal clinical trials for Imagify and have submitted an NDA seeking approval to market and sell Imagify.  These two pivotal trials, named RAMP-1 and RAMP-2, respectively, were independent multi-center pivotal trials conducted at clinical sites primarily located in North America and Europe. “RAMP” stands for Real-time Assessment of Myocardial Perfusion with echocardiography. Data from the Phase 3 pivotal studies are intended for submission to U.S., European, and potentially other regulatory authorities.

There were three different ultrasound readers in each of RAMP-1 and RAMP-2 (six readers in total). All three readers demonstrated non-inferiority to nuclear stress with respect to the principal primary endpoint of accuracy.  In the RAMP-1 trial, the trial with the relatively lower risk patient population, the ultrasound blinded readers demonstrated superior specificity (the measure of effectiveness in assessing the absence of disease) compared to nuclear stress. In the RAMP-2 trial, the trial with the relatively higher risk patient population, the ultrasound blinded readers demonstrated superior sensitivity (the measure of effectiveness in assessing disease) compared to nuclear stress. We demonstrated superior specificity in RAMP-1 and superior sensitivity in RAMP-2.  Only one of the three ultrasound blinded readers demonstrated non-inferiority to nuclear stress for sensitivity in RAMP-1, and only one of the three ultrasound blinded readers demonstrated non-inferiority to nuclear stress for specificity in RAMP-2.  We believe that the missed component primary endpoints in these trials was due largely to the inherent trade-off between sensitivity and specificity caused by “aggressive” and “conservative” ultrasound and nuclear readers. While these component primary endpoints were missed, we believe that both trials demonstrated that, overall, Imagify perfusion stress ultrasound is just as accurate as nuclear stress across all readers. We also believe that because, in addition to achieving the principal primary endpoint in both trials, Imagify perfusion stress ultrasound also demonstrated superior results on component primary endpoints which we believe were the most important in each of these trials (specificity in the lower risk patient population and sensitivity in the higher risk patient population).  We submitted an NDA for Imagify in April 2008.

The discussion of our NDA submission and likelihood of success reflects our current assumptions, based on our knowledge and experience and the guidance of our advisors.  We cannot assure you that timelines will be met, nor can we assure you that our estimates and assumptions will not change based upon ongoing regulatory feedback or that FDA will accept our NDA or approve our NDA once accepted.  We cannot control nor predict the timing or extent, if any, of FDA approval of Imagify.  Nycomed is responsible for the submission of Imagify for regulatory approval in Europe. We cannot control nor predict the timing or extent, if any, of Imagify approval in Europe or elsewhere.

Imagify Manufacturing Facility Update

As part of our NDA submission for Imagify, we demonstrated that we can manufacture Imagify at commercial scale. We must also demonstrate that we can manufacture Imagify in accordance with European regulatory requirements, prior to Nycomed filing an MAA for Imagify.

In late 2005 we substantially completed the build-out of a 58,000 square foot commercial manufacturing facility in Tewksbury, Massachusetts.  In 2006 we completed commissioning of the manufacturing equipment and utilities, produced full commercial scale development batches of Imagify and substantially completed all Installation Qualification, or IQ, and Operational Qualification, or OQ, requirements relating to the equipment and utilities initially needed for this facility.  In 2007, we continued to make progress on the remaining steps toward the qualification of the manufacturing facility, with aseptic validation completed in early 2008.  We are currently working to complete the process validation batches, which is required in Nycomed’s  MAA submission in Europe.  Data from the production of

Imagify at commercial scale and the aseptic validation data were included in our NDA submission of Imagify.  We believe that our existing facilities are adequate to meet our current and initial projected commercial requirements and that suitable space will be available as needed.

Operational Activities Update

Our current operational activities include:

NDA/MAA:  We completed aseptic validation in early 2008.  We submitted our NDA for Imagify with FDA in April 2008.  We expect to receive initial feedback from FDA regarding the completeness of our NDA submission within 60 days of the submission date, with a formal response from FDA in approximately 10 months from the submission date.  This formal response date, anticipated for the first quarter of 2009, is referred to as our PDUFA (“Prescription Drug User Fee Act”) date.  We submitted the NDA in electronic CTD format, which can also be utilized for submission in Europe.  We are currently working to complete the process validation batches, which is required in the MAA submission by Nycomed, our European partner, who currently plans to submit the MAA to European regulatory authorities in the second half of 2008.

Preparations for Commercialization of Imagify: We plan to continue to conduct market research and advance our plans for the commercial launch of Imagify.  We also plan to conduct various clinical trials following the PDUFA date, designed to support the commercialization of Imagify.  We are currently preparing our manufacturing facility for a Pre-Approval Inspection to be conducted by FDA prior to the PDUFA date in the second half of 2008, or early 2009.

Publication of Imagify Results: In November 2007 we presented data from the RAMP-1 and RAMP-2 clinical trials at the annual American Heart Association meeting in Orlando, Florida and in December 2007, at EuroECHO 2007 in Lisbon, Portugal. We will continue to work with the clinical investigators to publish further data on our clinical trial results.

Strategic Partnership: We are pursuing a strategic partnership agreement for Imagify in order to provide a strengthened financial basis for moving the Imagify program forward as well as to provide additional resources for advancing our other product candidates.

Other Product Development: In March 2008 we entered into a license agreement with Cephalon, Inc. (“Cephalon”) providing Cephalon with an exclusive, worldwide license to our Hydrophobic Drug Delivery System (HDDS) for oncology applications, along with the rights to AI-850, our patented formulation of paclitaxel, in exchange for a cash payment of $10.0 million.  This product development candidate, AI-850, and Abraxane™, a registered trademark of Abraxis Bioscience, Inc., have comparable pharmacokinetic profiles based upon human data available in publications on each drug.  AI-850 is our patented formulation of paclitaxel, the active ingredient in Abraxane™. Drug product candidates that are confirmed to have equivalent pharmacokinetics in a human study may be eligible for regulatory approval as a bioequivalent and the development timeline is accelerated, since Phase 2 and Phase 3 human clinical trials are not required.

Although we are working towards the achievement of these operational objectives, there can be no assurance that we will successfully achieve these objectives in a timely or successful manner, or that they will be achieved at all.

European Collaboration Agreement

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed pursuant to which we granted Nycomed rights to develop and market Imagify in Europe. As part of the agreement, Nycomed agreed to provide up to $70.0 million in license fees, research and development funding, and milestone payments, of which $12.0 million for research and development has been received.  In October 2005 and February 2006, we and Nycomed amended the agreement, and an additional $2 million was received for trademark  and activities associated with the qualification of our manufacturing facility. The payments received pursuant to these amendments were considered advances against future milestone payments, and have been deducted from the $58 million in remaining milestone payments.  Therefore, we have $56 million remaining in milestone payments, of which the next payment is due upon the first commercial sale of Imagify.  In addition, Nycomed has agreed to pay us to manufacture Imagify for them and to pay us royalties on Nycomed’s sales of Imagify. Nycomed will be responsible for sales, marketing and the regulatory submissions required for marketing throughout its sales territory, which includes the member states of the European Union, as well as Russia/CIS and Turkey.

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

Financial Operations Overview

Revenue.    We have not generated any revenue from product sales since our inception. Since July 2004, when we entered into our collaboration agreement with Nycomed, the majority of our revenue has been collaboration revenue recognized in connection with research and development activities performed under this agreement.  As of March 31, 2008 Nycomed had paid us $12.0 million in license fees for our research and development efforts. We are recognizing this $12.0 million of initial license and research and development payments ratably over a period currently estimated at 54 months.  The length of this research and development period, which is the period over which we are obligated to perform services, is estimated based on available facts and circumstances.  We periodically evaluate the assumptions underlying our estimate and change our estimate when appropriate.

Under the March 2008 intellectual property license agreement with Cephalon, Inc., we did not recognize any revenue since not all revenue recognition criteria were met as of March 31, 2008.

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

Dividends on Preferred Stock.   For the three months ended March 31, 2008 and 2007, dividends on preferred stock consisted of dividends paid or accumulated on the convertible exchangeable preferred stock which we issued in February 2005. Dividends on preferred stock exclude any make-whole payments on conversion of preferred stock to common stock. Dividends on our preferred stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividend payment must be declared by our board of directors and must come from funds that are legally available for dividend payments.  In February 2008, the Company’s board of directors did not declare the quarterly dividend on the preferred stock, payable on March 1, 2008. This dividend, which would have totaled $0.5 million in the aggregate, has been included in current liabilities as of March 31, 2008.

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenue.    In connection with our collaboration agreement with Nycomed entered into in July 2004, Nycomed has paid us $12.0 million in license fees for our research and development efforts. We had previously been recognizing this $12.0 million in research and development payments ratably over the estimated development period, as defined, of 42 months.  Estimation of this development period involves the evaluation of many assumptions and uncertainties inherent in the performance of a long term development project.  We regularly evaluate these assumptions and uncertainties and our estimated development recognition period may change if facts and circumstances change.  We reevaluated the assumptions underlying the development term and during 2006 modified our estimate of the development period over which we are obligated to perform services to 54 months.  Collaboration revenue recognized under this agreement for both the three months ended March 31, 2008 and 2007 was approximately $0.7 million.

Under the March 2008 intellectual property license agreement with Cephalon, Inc., we did not recognize any revenue as not all of the revenue recognition criteria were met as of March 31, 2008.

Research and Development Expense.    Research and development expense for the three months ended March 31, 2008 increased $0.7 million, or 7%, to $10.7 million versus $10.0 million in the prior year period. The increase was primarily due to a one time charge for a payment due under an intellectual property agreement of $0.8 million.

The following table summarizes the primary components of our research and development expense for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Imagify	$5,442	$4,001
HDDS and PDDS	126	656
Other direct costs	833	1,691
Total direct costs	$6,401	$6,348
Indirect costs:
Facility rent costs	845	863
Depreciation	2,479	2,470
Other indirect costs	1,016	307
Total indirect costs	4,340	3,640
Total research and development expense	$10,741	$9,988

Late Stage Clinical Development Program (Imagify).  Our lead product candidate, Imagify, is a cardiovascular drug designed for the detection of coronary artery disease. Direct expense for research and development of Imagify was $5.4 million for the three months ended March 31, 2008 versus $4.0 million in 2007.  Clinical trial costs relating to Imagify pivotal trials decreased in 2008 versus 2007, following the release of RAMP-2 results in May 2007, however these savings were offset by increased costs for manufacturing and materials.

Early Stage Development Programs (HDDS and PDDS).  During 2008, we anticipate the costs of early stage development programs to decrease as we increase our focus on supporting our Imagify NDA and MAA submissions.  Because these other programs are in relatively early stages of development, we anticipate that costs related to Imagify will continue to represent our primary research and development expenditures through 2008.

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

General and Administrative Expense.    General and administrative expense for both the three months ended March 31, 2008 and 2007 was  $3.2 million.

The following table summarizes the primary components of our general and administrative expense for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Direct costs	$2,933	$3,039
Indirect costs:
Facility costs	196	126
Depreciation	42	55
Total indirect costs	238	181
Total general and administrative expense	$3,171	$3,220

Interest Income.    Interest income for the three months ended March 31, 2008 decreased $0.5 million, or 71%, to $0.2 million versus $0.7 million in the prior year period.  The decrease was primarily due to lower average cash balances during the period.

Interest Expense.    Interest expense for the three months ended March 31, 2008 decreased $0.1 million, or 20%, to $0.4 million versus  $0.5 million in the prior year period.

Change in Valuation of Derivative.  The derivative is related to the embedded derivative instrument from the dividend make-whole payment feature of the preferred stock offering that closed in February 2005. The derivative liability value is reduced as dividends payments on the preferred stock are made, as well as for any conversions of preferred stock into common stock.  The derivative liability at March 31, 2008 was valued at $0.

Liquidity and Capital Resources

Historically, we have financed our business through the issuance of equity securities, debt financings and equipment leases and, more recently, with funds from our collaboration with Nycomed and Cephalon. Our liquidity requirements have arisen primarily from research and development expenditures, equipment expenditures and payments on outstanding indebtedness. As of March 31, 2008, we had cash and cash equivalents of $24.7 million. As of March 31, 2008 we owed $0.1 million from capital leases and $15.6 million from notes payable and other long-term obligations. We also had operating lease commitments totaling $12.6 million for rent of our facilities.

We will require significant additional funds in order to continue to fund our operations beyond the third quarter of 2008. We may raise these funds through public or private sales of equity, or from borrowings, or from strategic partners. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and the size and timing of creating expanded manufacturing capabilities. We may also need additional funds for possible future strategic acquisitions of businesses, patent licenses, products or technologies complementary to our business. We do not expect to generate significant revenues from Imagify, other than possible license or milestone payments, unless or until we or current or potential partners submit an application for and receive marketing approval from the applicable regulatory authorities. The depletion of our resources may make future funding more difficult or expensive to attain. When additional funds are required or, in advance of such requirements, we may raise such funds from time to time through public or private sales of equity or from borrowings or from strategic partners or we may delay funding of certain development activities which could delay the approval and/or commercialization of Imagify, which would have a negative impact on our growth plans. We are evaluating our funding alternatives. Additional equity financing will be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from products under development, including Imagify.  Since our present capital resources are not sufficient to fund our planned operations beyond the third quarter of 2008, substantial doubt about our ability to continue as a going concern exists without successfully raising funds as described above.  If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations.

During the three months ended March 31, 2008, operating activities used approximately $24,000 of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $13.5 million, partially offset by an increase in deferred revenue of $10.0 million as a result of the license agreement with Cephalon, Inc. and non-cash charges for depreciation and amortization of $2.5 million.

During the three months ended March 31, 2008, investing activities used approximately $35,000 in cash. This use of cash was primarily used for purchases of equipment incurred in connection with our commercial manufacturing facility for Imagify.

During the three months ended March 31, 2008, financing activities used $1.3 million in cash, primarily due to payments on long term obligations.

We presently estimate that the total quarterly cash outflows will approximate $9 to $13 million with the low end of the range being more reflective of the latter part of the year.  Based upon these projections and the current cash position, we expect the need for additional sources of funds to operate beyond the third quarter of 2008.

Our current vacation policy allows employees to carry over unused vacation time as of December 31 of each year, up to a maximum of two weeks.  However, several employees who joined the Company prior to the institution of this vacation policy had accumulated more than two weeks vacation at December 31, 2007.  These employees had been allowed to carry this excess vacation accrual forward each year, their prior accumulated vacation time was “grandfathered”.  Therefore, the accrued vacation balance at March 31, 2008 included some of this prior accumulated vacation pay.  In April 2008 we paid approximately $0.7 million to employees, representing the total accumulated vacation liability as of March 31, 2008, and related payroll taxes.

In March 2008 we entered into a license agreement with Cephalon, Inc. (“Cephalon”) providing Cephalon with an exclusive, worldwide license to the Company’s Hydrophobic Drug Delivery System (HDDS) for oncology applications, along with the rights to AI-850, the Company’s formulation of paclitaxel, in exchange for a cash payment of $10.0 million, paid upon the execution of the agreement.  The Company has recorded this payment in deferred revenue at March 31, 2008.

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

Effective June 1, 2006, we entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from Bracco International BV, or Bracco. In consideration for the non-exclusive license of these patents, we agreed to pay Bracco up to a total of Euros 3.0 million, of which Euros 0.5 million (approximately $0.6 million) was paid in June 2006. Another payment of Euros 0.5 million (approximately $0.8 million) is payable to Bracco within is due within five business days after acceptance by the FDA of the filing of our NDA for Imagify, which was submitted in April 2008.  An additional Euros 2.0 million is payable upon the Company’s achievement of certain defined regulatory milestones.  The Company also agreed to pay a royalty on future Imagify revenue, up to a maximum royalty amount of Euros 10.0 million, less a portion of the above-referenced milestone payments. Whereas the other obligations are contingent upon the outcome of future events, they have not been recorded at this time.

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

In June 2005, we entered into a equipment financing line with Oxford Finance Corporation, or Oxford.  In 2005 and 2006, we borrowed an aggregate of $7.0 million against this line. As of March 31, 2008, net of repayments, we had $2.9 million outstanding under this line. Such borrowings are collateralized by corresponding equipment and other capital purchases with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for March 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 10.3% to 10.9%.  The loans under this line are subject to acceleration upon certain events of default, including but not limited to the failure to make timely payments of principal and interest, a default on other material obligations, or a material adverse change in the financial condition of the borrower.

In March 2005 the Company borrowed $2.0 million under a loan agreement with MassDevelopment to help finance certain tenant improvements to its commercial manufacturing facility in Tewksbury, Massachusetts. The loan is secured by certain improvements made at the facility, interest accrues at 5.0% per annum with retroactive adjustments to 9.0% in the event the Company achieves positive operating cash flow, as defined in the agreement, prior to repayment of the loan. Accrued principal and interest are being repaid over a 10 year term. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. Acusphere began making payments on this loan in May 2007 and as of March 31, 2008, has approximately $2.0 million outstanding under the loan, including principal and interest.

In February  2005, we issued 900,000 shares of 6.5% convertible exchangeable preferred stock, our Preferred Stock, at $50.00 per share resulting in net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses. Each share of Preferred Stock has a liquidation preference of $50.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments.  During the three months ended March 31, 2008 and 2007, we paid $0 and $0.6 million, respectively, in dividends on our Preferred Stock. As of March 31, 2008, 650,000 shares of Preferred Stock were outstanding, accrued and unpaid dividends totaled approximately $0.5 million.

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

Through March 31, 2008, 250,000 shares of Preferred Stock have been voluntarily converted into 1,822,157 shares of the Company’s common stock. In connection with such conversions, the Company issued an additional 374,822 shares of the Company’s common stock in satisfaction of the required Make-Whole payment.

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

In April 2004, we entered into an equipment financing line with General Electric Capital Corporation.  In 2004 and 2005 we borrowed an aggregate of $10.5 million under the equipment financing line.  As of March 31, 2008, net of repayments, we had $3.8 million outstanding.  Borrowings are collateralized by the equipment financed with repayment due in monthly installments over 36 to 48 months, with the last such repayment scheduled for December 2010.  Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.7% to 10.7%. The loans under this line are subject to acceleration upon certain events of default, including but not limited to: i) the failure to make timely payments of principal and interest, ii) a default on other material obligations, or iii) a material adverse change in the financial condition of the borrower.

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed in which we granted Nycomed rights to develop and market Imagify in Europe. Under the original terms of this agreement, Nycomed paid us license fees and research and development payments totaling $12.0 million. The original agreement also provides for Nycomed to pay to us up to $58.0 million in milestone payments upon achievement of certain regulatory milestones and sales goals. Under the agreement, Nycomed has agreed to pay us to manufacture Imagify for them and to pay us royalties on Nycomed’s sales of Imagify. In October 2005 and February 2006, our agreement with Nycomed was amended such that Nycomed paid us an additional $2.0 million for trademark activities and activities associated with the qualification of our manufacturing facility. These amendments were considered advances against future milestone payments, and have been deducted from the $58 million in remaining milestone payments.  Therefore, we have $56 million remaining in milestone payments. No additional funds are expected from Nycomed under the agreement for the next twelve months.

Shelf Registration Statement

We have on file with the U.S. Securities and Exchange Commission, or SEC, a “universal shelf” registration statement on Form S-3 (Registration No. 333-134263) and a universal shelf registration statement on Form S-3 (Registration No. 333-123854), which provide for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability, as of March 31, 2008, of approximately $33.5 million and $27.3 million, respectively. The SEC declared the shelf registration statements effective on August 18, 2006 and April 15, 2005, respectively.  In April 2008, the registration statement on Form S-3 (Registration No. 333-123854) expired and is no longer available to us for the sale of securities in a public offering.  In addition, new rules recently adopted by the SEC currently limit our ability to utilize a shelf registration statement to no more than one-third of our unaffiliated public float over any twelve month period. Subject to these limitations, market conditions and our capital needs, and to the extent and so long as we are then eligible to use the registration statements under SEC rules, we may again seek to use any remaining availability under the shelf registration statements by making an offering of securities covered for sale under the registration statements. In addition, we may amend our shelf registration statements or file a new shelf registration statement to increase our potential access to capital. If we elect to raise additional capital using a shelf registration statement, we may use the net proceeds from the sale of these securities for general corporate purposes, which may include funding clinical trials, research and development, regulatory activities, acquisitions, including acquisitions of companies, products, intellectual property or other technology, repayment or refinancing of existing indebtedness, investments, capital expenditures, repurchase of our capital stock and for any other purposes that we may specify in any prospectus supplement.

Off-Balance Sheet Financing Arrangements

We currently do not have any special purpose entities or off-balance sheet financing arrangements other than operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	2008	2009 - 2010	2011 - 2012	2013 and Beyond
Long-Term Debt	$9,663	4,100	4,130	670	763
Capital Lease Obligations	66	24	42	—	—
Operating Lease Obligations	12,595	2,305	6,092	4,198	—
Purchase Obligations	112	112	—	—	—
Other Long-Term Obligations	7,500	3,750	3,750	—	—
Total	$29,936	10,291	14,014	4,868	763

Long-Term Debt of $9.7 million includes $4.1 million in principal and interest payable to General Electric Capital Corporation (“GE”) and $3.2 million in principal and interest payable to Oxford Finance Corporation (“Oxford”) under equipment loans with payments due in monthly installments over 36 to 48 months, collateralized by the corresponding equipment.  The loans under the GE line are subject to acceleration upon certain events of default, including but not limited to: i) the failure to make timely payments of principal and interest, ii) a default on other material obligations, or iii) a material adverse change in the financial condition of the borrower.  The loans under the Oxford line are subject to acceleration upon certain events of default, including but not limited to the failure to make timely payments of principal or a default on other material obligations.

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

Our operating lease obligations of $12.6 million relate primarily to our headquarters and manufacturing facility leases under which we pay monthly rent. Our Watertown, Massachusetts headquarters lease has an original term of 10 years, which began in December 2001, and which was extended by six months during 2005. The lease for our commercial manufacturing space in Tewksbury, Massachusetts has an initial five year, nine month term, which began in July 2004, with options to extend the lease for up to two additional five-year terms at predetermined rental rates.

Purchase Obligations include one purchase order to a supplier for material.

Other Long-Term Liabilities includes approximately $5.5 million payable to GE Healthcare pursuant to the amended intellectual property license agreement, consisting of six consecutive quarterly installments of $0.9 million due on the first day of the third month of each calendar quarter, commencing June 1, 2008.   Other Long-Term Liabilities also includes $2.0 million payable Schering Pharma AG (“Schering”) pursuant to intellectual property acquisition agreement, consisting of a $1.0 million payment due in May 2008 and a $1.0 million payment due in May 2009.

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

We are recognizing collaboration revenue of $12.0 million associated with the initial license and performance-based payments under the Nycomed agreement based on an estimated recognition period of fifty-four months over which we are obligated to perform services supporting the agreement. At the time we entered into our agreement with Nycomed, we estimated that the development period would be 42 months.  This estimate was revised to 54 months in the third quarter of 2006.  The effect of this change in estimate resulted in $1.9 million less revenue recorded in 2006 than would have been recorded had the development period remained at 42 months.  There was no change in the estimated development period during 2007 and for the three months ended March 31, 2008. Estimation of this development period involves many assumptions, including estimates relating to completion of activities for which we are reliant on Nycomed and independent regulatory authorities to achieve.  Our estimated development recognition period may change again if facts and circumstances change. Were the estimated development period to be extended, we may be required to record a reduction in cumulative revenue recognized in our statement of operations in the period in which the change in development period is determined.

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

We entered into a license agreement with Cephalon, Inc., providing Cephalon with a license to our Hydrophobic Drug Delivery System (HDDS) for oncology applications, along with the rights to AI-850, our formulation of paclitaxel, in exchange for a cash payment of $10.0 million, paid upon the execution of the agreement.  We recorded this payment in deferred revenue at March 31, 2008.

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

Stock-Based Compensation and Other Equity Instruments.   We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R, Share-Based Payment. Under SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our Consolidated Financial Statements. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation expense.

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

On January 1, 2007 we adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

There were no unrecognized tax benefits as of the date of adoption January 1, 2007. As a result of the implementation of FIN 48, we did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2007 and at March 31, 2008, and has not recognized interest and/or penalties in the statement of operations for the period ended December 31, 2008.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The purpose of SFAS 157 is to clarify and set forth consistent rules for defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles and expanding disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements where those accounting pronouncements have determined that fair value is the relevant measurement attribute. SFAS 157 does not require any new fair value measurements, but for some entities the application of SFAS 157 could change current practice.  Except as described below, we have adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial statements or disclosures.

In February 2008, FASB issued FASB FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 will provide a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, SFAS No. 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years. We are currently evaluating the impact that applying SFAS 157 to nonfinancial assets and liabilities will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  This statement allows the measurement at fair value of financial instruments and certain other items that are currently not required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits the measurement of eligible items at fair value at specified election dates, with unrealized gains and losses on the items for which the fair value option has been elected reported in earnings at each subsequent reporting date.  SFAS No. 159 was effective for us in the first quarter of 2008. The adoption of SFAS No. 159 did not have an impact on our financial statements or condition as we did not elect to use fair value measurements on any assets or liabilities under this statement and have not subsequently elected to carry any assets or liabilities at fair value.

In June 2007, the Emerging Issues Task Force issued EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, which is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2007.  This abstract discusses the treatment of the nonrefundable portion of advance payments made pursuant to an executory contractual arrangement for future research and development activities.  Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  We adopted this statement as of January 1, 2008 and concluded it has no effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2008.  This Statement changes the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  We are assessing the impact, if any, of this pronouncement on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with original maturity dates of 90 days or less when purchased. Our cash is deposited in and invested through highly rated financial institutions in North America. Our cash equivalents are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to decrease immediately and uniformly by 10% from levels at March 31, 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.   Since our investment portfolio consists of short-term, highly liquid investments, including money market accounts, with original maturity dates of 90 days or less when purchased, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. Our equipment loans and capital leases are not subject to interest rate fluctuations because the interest rates are fixed at the time of borrowing.

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

In Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008, we describe risk factors related to the Company.  For convenience, our updated risk factors are included below in this Item 1A.  Other than the risk factors titled:

•                 “We have not generated any product revenue to date, have a history of operating losses and our capital resources are limited.  There is substantial doubt as to our ability to continue as a going concern.”

•                 “We need to allocate significant amounts of our available capital resources to make payments on our outstanding indebtedness and equipment lease obligations, our patent transfer agreement with Bayer Schering Pharma AG, our patent license agreement with GE, our patent license agreement with Bracco and as dividends on our 6.5% convertible exchangeable preferred stock, which in turn could reduce our financial flexibility and ability to fund other activities.”

•                 “If shares under our universal shelf registration statement are issued, then the price of our securities may be negatively affected.”

there have been no material changes in our risk factors from those disclosed in Part II. Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Risks Related to Our Company

We have not generated any product revenue to date, have a history of operating losses and our capital resources are limited.  There is substantial doubt as to our ability to continue as a going concern.

We are focused on product development and we have not generated any revenue from commercial sales of our products to date. We have incurred losses each year of our operations. For the three months ended March 31, 2008, we had a net loss available to holders of common stock of $14.0 million. At March 31, 2008 we had an accumulated deficit of $348.4 million. We expect our research and development, general and administrative and sales and marketing expenses will increase over the next several years.

We expect to continue to incur losses and capital expenditures for the foreseeable future. We also anticipate cash outflow from debt repayment and payment of other obligations, including dividends payable on our outstanding shares of 6.5% convertible exchangeable preferred stock. Based on our operating plans, we will require significant additional capital to fund our operations beyond the end of the third quarter of 2008, including developing products, conducting clinical trials, achieving regulatory approvals, qualifying commercial manufacturing space and, subject to regulatory approval, commercially launching Imagify, or other product candidates under development or future product candidates. We may raise this additional capital through public or private sales of equity, or from borrowings, or from strategic partners.

As a result of our limited capital resources, we may elect to delay the funding of certain development activities, which would result in a delay in the approval and/or commercialization of Imagify. Any such delay in approval and/or commercialization of Imagify would have a material adverse impact on our business and would likely have a material adverse effect on the market price of our common stock. To address our capital needs, we may elect to raise funds through public or private sales of equity or from borrowings or from strategic partners. Additional equity financing, if available, may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business; and strategic partnerships, if available, may result in royalties or other terms which reduce our economic potential from products under development. In addition, third parties may attempt to acquire us at valuations our board of directors or stockholders may not find attractive.  Since our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Annual Report on Form 10-K, our current financial resources raise substantial doubt about our ability to continue as a going concern.

We cannot assure you that we can obtain additional funding on reasonable terms, or at all. If we raise additional funds by issuing equity securities, our stock price may decline, our existing stockholders will experience significant dilution, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations and such debt may have rights senior to the debentures, if issued. If we cannot obtain adequate funds, we may:

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

We need to allocate significant amounts of our available capital resources to make payments on our outstanding indebtedness and equipment lease obligations, our patent transfer agreement with Bayer Schering Pharma AG, our patent license agreement with GE, our patent license agreement with Bracco and as dividends on our 6.5% convertible exchangeable preferred stock, which in turn could reduce our financial flexibility and ability to fund other activities.

As of May 5, 2008, we had approximately $15.8 million in aggregate principal indebtedness outstanding related to capital lease obligations, notes payable, accrued dividends and other long-term obligations. As of May 5, 2008, we had outstanding 650,000 shares of our 6.5% convertible exchangeable preferred stock, which shares accrue cumulative cash dividends at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. These payments will:

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

To address our capital needs, we may elect to raise funds through public or private sales of equity or from borrowings or from strategic partners. Additional equity financing, if available, will be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships, if available, may result in royalties or other terms which reduce our economic potential from products under development.

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

The data obtained from clinical and pre-clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. In particular, we can not assure you that the NDA for Imagify will be accepted by FDA nor can we assure you that our Imagify clinical results will successfully address FDA requirements sufficiently for us to obtain regulatory approval. No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. FDA analysis of results include both quantitative and qualitative analysis. In both our RAMP-1 and RAMP-2 clinical trial results, we achieved the principal primary endpoint of accuracy but failed to achieve one of the two component primary endpoints in each trial (sensitivity in RAMP-1 and specificity in RAMP-2).  The FDA may look at these trials separately rather than in their totality and may not approve Imagify based upon these missed endpoints. We cannot predict whether FDA will approve Imagify based upon the available results or whether FDA will seek additional data as a condition to approval or whether they will approve Imagify at all.

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

FDA is investigating reports of deaths and heart problems in patients treated with contrast agents and as a result, has required warning labels to be added to product labeling for certain ultrasound contrast agents which are approved for use in clinically unstable and acutely ill patients. These FDA-approved agents, Optison, marketed by GE Healthcare and Definity, marketed by Lantheus Medical Imaging, are injected into patients prior to a cardiac ultrasound to improve visibility of the image. While we believe that Imagify is structurally different from these commercially-available ultrasound contrast agents, we cannot assure you that, if approved, Imagify will not be required to carry a similar warning.  As a result, the potential market size may be significantly smaller.

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

We may need to enroll more patients in future clinical trials, and any such additional enrollment would require additional expenditures, which may be material, and would likely result in a delay of ultimate approval of the NDA for Imagify.

If discussions with FDA lead us to conclude that further clinical trials of Imagify are required to achieve NDA approval, such trials may affect the timing of such ultimate approval and we would incur significant additional costs.  We cannot assure that the performance of additional trials would lead ultimately to NDA approval.  Moreover, we currently do not possess sufficient inventory of Imagify to conduct any such trial, and would need to contract for the manufacture of such material.  We may not be able to obtain sufficient quantity of such material in a timely fashion or on commercially reasonable terms, or at all.  Our inability to conduct additional clinical trials for Imagify in a timely fashion, or at all, resulting from of our inability to manufacture or obtain clinical trial materials would have material adverse effect on our business.

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

We may seek additional funding through strategic collaborations or through private or public sales of our securities or by licensing all or a portion of our technology. This funding will significantly dilute existing stockholders or may limit our rights to our technology.  Any of these could have a material adverse effect on our business, financial condition and results of operations.  Our stock price could also be materially adversely affected.

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

We have no experience in manufacturing our products for commercial use and limited experience in designing equipment for the manufacture of our products. We are working to qualify operations at a commercial manufacturing facility in Tewksbury, Massachusetts and to demonstrate that we can produce Imagify at a commercial manufacturing scale, and subject to required regulatory approvals, we intend to manufacture Imagify in this facility for commercial use. We can not assure you that we will be able to obtain the necessary regulatory approvals for such commercial manufacture, at all or in a timely or economical manner. Our intention to manufacture Imagify or other products exposes us to the following risks, any of which could delay or prevent the approval of our products by FDA or corresponding state and foreign agencies, or the commercialization of our products, or result in higher costs or inability to meet demand for Imagify leading to potential revenue loss, and any of which would have a material adverse impact on our business, financial condition and results of operations.

• Manufacturers are obliged to manufacture in highly controlled environments and to operate in accordance with FDA and international mandated current good manufacturing practices, or cGMPs. For our clinical trials we have relied on contract manufacturers for such facilities and cGMP compliance. Creation and qualification of a commercial manufacturing environment requires significant expertise and capital resources, including the development of advanced manufacturing techniques and process controls and is subject to local and state planning approvals. Manufacturers of pharmaceutical products often encounter difficulties in constructing and qualifying new manufacturing facilities and in production, especially in scaling-up initial production. A failure to establish and follow cGMPs and to document adherence to such practices may lead to significant delays in the availability of material for commercial production for Imagify and may delay or prevent filing or approval of marketing applications for our products or the ability to continue to manufacture the products. Certain of these delays would further require us to continue to operate this facility and incur related costs.

• Manufacture of our product candidates, in preparation for commercial production, will each initially require and rely on a single commercial manufacturing site, directly or through a contract manufacturer, without the backup of a second site that is qualified for commercial manufacture of the product. Qualification of another manufacturing site can be expensive and time consuming. Prior to using product from a new manufacturing site, we must demonstrate to FDA and corresponding state and foreign agencies that the specifications for the product are consistent with the specifications for the product as it was manufactured at a prior qualified site or we must clinically or otherwise demonstrate that the safety and efficacy of the product produced in the new manufacturing site is consistent with the product as it was manufactured at the prior site. Demonstrating such consistency may be difficult, expensive or time consuming. In addition, before we would be able to produce product for commercial use at a new facility, it will have to undergo a pre-approval inspection by FDA and corresponding state and foreign agencies. Once approved, drug manufacturers are subject to ongoing periodic unannounced inspection by FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. Failure to maintain compliance with cGMP or with safety or environmental regulations could result in penalties, product recalls or restrictions on the use of the manufacturing site.

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

To date our product candidates have been manufactured in small quantities for pre-clinical and clinical trials. If any of these product candidates are approved by FDA or foreign regulatory authorities for commercial sale, we will need to manufacture them in larger quantities. For Imagify, we are seeking regulatory approval after we have demonstrated that we can manufacture Imagify at a larger batch scale than is being used for clinical trial materials. However, manufacturers often encounter difficulties in achieving volume production, quality control and quality assurance and we might not be able to manufacture sufficient quantities of drugs to meet our clinical schedules or to commercialize our products.  We cannot assure you that we will be able to successfully increase the manufacturing capacity or manufacture at a larger batch scale, whether on our own or in collaboration with third party manufacturers, for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require certain additional validation studies, which FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply of that product candidate. Our product candidates require precise, high-quality manufacturing. Our failure to achieve and maintain these high manufacturing standards, including controlling the incidence of manufacturing errors and maintaining reliable product packaging for diverse environmental conditions, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

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

Only a few facilities manufacture some of the raw materials necessary to manufacture our products. If we need to purchase a raw material that is in limited supply or becomes unavailable for our clinical trials, or for commercial distribution if we obtain marketing approval of a product candidate, we cannot assure you that suppliers would be able to sell us that raw material at the time we need it and on commercially reasonable terms. If we change suppliers for any of these materials or any of our suppliers experiences a shutdown or disruption in the facilities used to produce these materials, due to technical, regulatory or other problems, it could harm our ability to manufacture our products or receive regulatory approval.

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

We depend on the principal members of our scientific and management staff. The loss of these principal members’ services might significantly delay or prevent the achievement of research, development or business objectives and could materially adversely affect our business, financial condition and results of operations. We do not maintain key person life insurance on any of these principal members, except for the CEO.  We have entered into executive employment agreements, as amended, with key members of the management team that provide for compensation and other benefits in the event these persons are terminated other than for cause, including in connection with a “change of control” of Acusphere, or if they terminate their employment for good reason.

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

• Imagify, our cardiovascular drug and lead product candidate, if approved for marketing and sale, will compete with nuclear stress tests, the current standard of care in myocardial perfusion imaging. Nuclear imaging agents that are approved for use in myocardial perfusion imaging include products marketed by GE Healthcare and Lantheus Medical Imaging. In 2005, the reimbursement rate of a nuclear stress test was approximately $800 per procedure. In addition, GE Healthcare and Lantheus

Medical Imaging have developed and marketed ultrasound contrast agents that have been used for Left Ventricular Opacification, or LVO, and Endocardial Border Delineation, or EBD, in patients with suboptimal images. No ultrasound contrast agent has been approved by FDA for use in myocardial perfusion imaging using cardiac stress ultrasound. However, we are aware of other companies that are or may be developing ultrasound imaging agents for use in cardiac stress ultrasound. CardioSphere, which is being developed by Point Biomedical Corporation, is a cardiac stress ultrasound imaging agent for the assessment of myocardial perfusion.  It is our understanding that Point Biomedical Corporation is conducting clinical trials in order to potentially gain regulatory approval for CardioSphere.  In addition, some companies have ultrasound contrast agents that are FDA approved for resting cardiac ultrasound evaluation of LVO and EBD in patients with suboptimal images or are in development. In the future, these companies may seek to broaden their indications to include myocardial perfusion assessment with cardiac stress ultrasound. These FDA-approved agents include Optison, which is marketed by GE Healthcare and Definity, which is marketed by Lantheus Medical Imaging. SonoVue is an ultrasound contrast agent marketed in Europe by Bracco for LVO, EBD and radiology applications.

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

•AI-128, our initial sustained release formulation of an inhaled asthma drug, if approved for marketing and sale, will also face intense competition. Companies such as Alkermes possess technology that may be suitable for sustained release pulmonary drug delivery and may have competitive programs that have not been publicly announced or may decide to begin such programs in the future. We are not aware of any other company currently in human clinical development of a sustained release version of the asthma drug that is currently the subject of our research and development efforts. In addition, many asthma drugs are marketed by large pharmaceutical companies with much greater resources than us. These companies may be developing sustained release versions of their asthma drugs that would compete with our sustained release product candidate.

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

We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, and we spent approximately $25,000 during the three months ended March 31, 2008 to dispose of these hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

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

We have on file with the SEC a universal shelf registration statement on Form S-3 (Registration No. 333-134263) and a universal shelf registration statement on Form S-3 (Registration No. 333-123854), which provide for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability as of March 31, 2008, of approximately $33.5 million and $27.3 million, respectively, net of financing amounts previously executed under these registration statements. The SEC declared the shelf registration statements effective on August 18, 2006 and April 15, 2005, respectively.  In April 2008, the registration statement on Form S-3 (Registration No. 333-123854) expired and is no longer available to us for the sale of securities in a public offering.  In addition, new rules recently adopted by the SEC currently limit our ability to utilize a shelf registration statement to no more than one-third of our unaffiliated public float over any twelve month period.  Subject to these limitations, market conditions and our capital needs, and to the extent and so long as we are then eligible to use the registration statements under SEC rules, we may again seek to use any remaining availability under the shelf registration statements by making an offering of securities covered for sale under the registration statements. In addition, we may amend our shelf registration statements or file a new shelf registration statement to increase our potential access to capital. The addition of these securities into the market may be dilutive to existing stockholders and have an adverse effect on the price of our securities.

Our significant equity holders may have conflicts of interests with us or you in the future.

As of May 5, 2008, and based on information provided to us by such entities: the Endowment Capital Group LLC and its affiliates beneficially own approximately 11% of our outstanding common stock; Bank of America Corporation and its affiliates beneficially own approximately 6% of our outstanding common stock; Baupost Group LLC beneficially own approximately 6% of our outstanding common stock; Quaker Capital Management Corporation and its affiliates beneficially own approximately 5% of our outstanding common stock; Deutsche Bank AG and its affiliates beneficially own approximately 6% of our outstanding common stock; and the Meditor Group Ltd. and its affiliates beneficially own approximately 5% of our outstanding common stock. Collectively these investors will control approximately 39% of our outstanding common stock. These investors, particularly if they were to act together as a concentrated group, could exert influence over the election of our directors, direct our policies and operations, including future issuances of common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and entering into of extraordinary transactions, and their interests, as a concentrated group, may not in all cases be aligned with your interests. This concentration of ownership among a small number of investors may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

Our common stock is junior to our preferred stock with respect to the right to receive payments in the event of a dissolution, liquidation or winding up of Acusphere.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of May 5, 2008, 650,000 of these shares of preferred stock are outstanding. The preferred stock is senior to the common stock as to liquidation. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of May 5, 2008, we have approximately 46,651,883 shares of common stock outstanding and 650,000 shares of convertible preferred stock outstanding that are convertible into approximately 4.7 million shares of our common stock, plus up to a maximum of approximately 0.4 million additional shares of our common stock issuable at our option in satisfaction of the maximum dividend make-whole payment on these shares of preferred stock. All of the shares of common stock issuable upon conversion of our preferred stock will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

The terms of our outstanding shares of preferred stock may restrict our ability to raise additional capital or hamper or prevent an acquisition of us.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of May 5, 2008, 650,000 of these shares of preferred stock are outstanding. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders. Without the vote or consent of the holders of at least a majority of the shares of preferred stock, we can not authorize or sell any equity security that ranks senior to the preferred stock as to dividends or distributions of assets upon liquidation, dissolution or winding up of Acusphere. As a result of this liquidation preference, it may be difficult for us to raise additional capital through the sale of common stock or junior preferred stock on acceptable terms, or at all.

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

In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of May 5, 2008, 650,000 of these shares of preferred stock are outstanding. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December, commencing June 1, 2005. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments.  In February 2008, our Board of Directors elected not to declare a quarterly cash dividend that was otherwise payable on March 1, 2008.  This is the first quarterly dividend that has not been declared or paid on the preferred stock.  If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our board of directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the preferred stock, voting separately as a class with holders of preferred stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected. These directors will be appointed to classes on the board as determined by our board of directors. These voting rights will terminate when we have declared and either paid or set aside for payment all accrued and unpaid dividends. The terms of office of all directors so elected will terminate immediately upon the termination of these voting rights.

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

Our common stock is listed on The NASDAQ Global Market. On January 10, 2008, the Company received a letter from The NASDAQ Stock Market LLC (“ NASDAQ”) advising that for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market.  If we fail to comply with this minimum bid price requirement or any other listing standards applicable to issuers listed on The NASDAQ Global Market, our common stock may be delisted from The NASDAQ Global Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Special Meeting of Stockholders held on March 25, 2008, the stockholders approved the following proposal:

	Votes For	Votes Against	Abstain
Approve the proposed amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s outstanding common stock at a ratio within a range of 1:10 to 1:20, at the discretion of the Board of Directors	40,342,505	5,477,058	384,285

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Form of Executive Employment Agreement, as amended, dated on or about February 4, 2008, by and between

Acusphere, Inc. and certain executive officers of Acusphere, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2008)

10.2*	License Agreement between Acusphere, Inc, and Cephalon, Inc., dated March 28, 2008

31.1*	Rule 13a-14(a) / 15d-14(a) Certification

31.2*	Rule 13a-14(a) / 15d-14(a) Certification

32.1*	Section 1350 Certifications

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May 2008.

ACUSPHERE, INC.

By:	/s/ Sherri C. Oberg
Sherri C. Oberg
President and Chief Executive Officer

By:	/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Form of Executive Employment Agreement, as amended, dated on or about February 4, 2008, by and between Acusphere, Inc. and certain executive officers of Acusphere, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2008)

10.2*	License Agreement between Acusphere, Inc, and Cephalon, Inc., dated March 28, 2008

31.1*	Rule 13a-14(a) / 15d-14(a) Certification

31.2*	Rule 13a-14(a) / 15d-14(a) Certification

32.1*	Section 1350 Certifications

* filed herewith