Form 10-Q
period 2008-06-30
ACUSPHERE INC
filed 2008-08-11
CIK 1115143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐  No ☒

As of August 5, 2008 there were 46,692,382 shares of the registrant’s common stock, $.01 par value per share, outstanding.

ACUSPHERE, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2008

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	As of
	June 30, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$11,981	$26,102
Other current assets	1,743	1,265
Total current assets	13,724	27,367

PROPERTY AND EQUIPMENT, at cost:
Property and equipment	55,014	54,941
Less accumulated depreciation and amortization	36,727	31,699
Property and equipment, net	18,287	23,242

OTHER ASSETS	1,351	1,411
TOTAL ASSETS	$33,362	$52,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$10,603	$8,556
Accrued expenses	4,315	3,596
Current portion of deferred revenue	3,333	4,667
Current portion of deferred revenue-related party	750	0
Accounts payable	1,080	1,994
Dividend payable	1,056	0
Derivative liability	0	13
Total current liabilities	21,137	18,826
LONG-TERM LIABILITIES:
Long-term obligations, net of current portion	3,984	9,454
Deferred revenue-related party	9,063	—
Total long-term liabilities	13,047	9,454
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share
Authorized - 5,000,000 shares as of June 30, 2008 and December 31, 2007; Designated 6.5% convertible exchangeable -1,000,000 shares as of June 30, 2008 and December 31, 2007; issued and outstanding 650,000 shares as of June 30, 2008 and 690,000 shares as of December 31, 2007 (liquidation value $32,500,000 as of June 30, 2008)	7	7
Common stock, $0.01 par value per share
Authorized, 98,500,000 shares as of June 30, 2008 and December 31, 2007; issued and outstanding 46,651,883 shares as of June 30, 2008 and 46,273,945 as of December 31, 2007	466	463
Additional paid-in capital	358,112	358,141
Accumulated deficit	(359,407)	(334,871)
Total stockholders’ (deficit)/equity	(822)	23,740
TOTAL	$33,362	$52,020

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

REVENUE (1)	$854	$667	$1,521	$1,333

OPERATING EXPENSES:
Research and development	8,966	10,854	19,707	20,842
General and administrative	2,652	3,357	5,824	6,577
Total operating expenses	11,618	14,211	25,531	27,419

Interest income	82	561	266	1,282
Loss on extinguishment of debt	—	(1,146)	—	(1,146)
Interest expense	(372)	(564)	(792)	(1,098)
Change in valuation of derivative	—	41	—	(119)
NET LOSS	(11,054)	(14,652)	(24,536)	(27,167)

Dividends on preferred stock	(528)	(561)	(1,056)	(1,154)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(11,582)	$(15,213)	$(25,592)	$(28,321)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE –
Basic and diluted	$(0.25)	$(0.38)	$(0.55)	$(0.73)
WEIGHTED-AVERAGE SHARES OUTSTANDING –
Basic and diluted	46,652	39,908	46,577	39,010

The accompanying notes are an integral part of these consolidated financial statements.

(1)         Includes related-party amounts of approximately $0.2 million for the three and six months ended June 30, 2008(See Note 10).

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,536)	$(27,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,012	1,293
Depreciation and amortization	5,040	5,056
Loss on disposal of property and equipment	—	11
Loss on extinguishment of debt	—	1,146
Noncash interest expense	381	459
Noncash rent expense	(89)	27
Noncash amortization of deferred revenue	(1,521)	(1,333)
Noncash amortization of fee and warrants to financial advisor	120	109
Noncash change in valuation of derivative	—	119
Changes in operating assets and liabilities:
Deferred revenue	10,000	—
Other current assets	(570)	(166)
Accounts payable	(915)	(775)
Accrued expenses	674	1,053
Net cash used in operating activities	(10,404)	(20,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(85)	(414)
Increase in other assets	—	(8)
Net cash used in investing activities	(85)	(422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(3,637)	(5,538)
Proceeds from long-term obligations	—	901
Net proceeds from sale of stock	—	18,698
Payment of preferred stock dividends	—	(1,154)
Proceeds from exercise of stock options	—	38
Proceeds from issuance of common stock from employee stock purchase plan	5	28
Net cash provided by financing activities	(3,632)	12,973

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,121)	(7,617)

CASH AND CASH EQUIVALENTS, Beginning of period	26,102	59,750
CASH AND CASH EQUIVALENTS, End of period	$11,981	$52,133

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

Acusphere, Inc. and subsidiaries (“Acusphere” or the “Company”) is a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using its proprietary microparticle technology. The Company is focused on developing proprietary drugs that can offer significant benefits over existing drugs, including improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost.  The Company’s lead product, Imagify™ (perflubutane polymer microspheres for delivery in an injectable suspension, pronounced i-maj’-i-fi, formerly known as AI-700) is a cardiovascular drug for the detection of coronary artery disease, the leading cause of death in the United States.  The Company submitted a new drug application (NDA) with the U.S. Food and Drug Administration (FDA) for Imagify on April 28, 2008 which was accepted by the FDA for review on June 30, 2008.  With a standard review, under the FDA Prescription Drug User Fee Act (PDUFA), the target action date is 10 months from the submission date, or February 28, 2009.  The Company also has demonstrated that its technology has the potential to improve the formulation of hydrophobic drugs and asthma drugs.

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

Going Concern Presentation – As of June 30, 2008, the Company had cash and equivalents of $12.0 million, current liabilities of $21.1 million and stockholders’ deficit of $0.8 million.  During the six months ended June 30, 2008, the Company incurred a net loss available to common stockholders of $25.6 million.  During the six months ended June 30, 2008, operating activities used approximately $10.4 million of cash.  Given the Company’s results from operations, current forecasts, and financial position as of June 30, 2008, the Company will require significant additional funds in order to fund operations through and beyond the fourth quarter of 2008.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on the basis of a going concern assumption and do not reflect any adjustments that might result from the outcome of this uncertainty.

Management’s Plans – As a result of its limited capital resources, the Company has elected to delay and may continue to elect to delay the funding of certain development activities, including activities related to the commercialization of Imagify, which could harm its financial condition and operating results.  The depletion of its resources may make future funding more difficult or expensive to attain. The Company may raise additional funds through public or private sales of equity or from borrowings or from strategic partners.  Future capital requirements will depend on many factors, including the scope and progress made in research and development activities and the size and timing of creating expanded manufacturing capabilities.  There are no assurances, however, that the Company will obtain additional financing on favorable terms, or at all, or successfully market its products.  If the Company is unable to obtain additional financing, it will be forced to cease operations.

2.  Revenue Recognition and Deferred Revenue

The Company recognizes revenue from license arrangements in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and Financial Accounting Standards Board (“FASB”) Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Company recognizes revenue from license payments not tied to achieving a specific performance milestone ratably over the period over which the Company is obligated to perform services. The period over which the Company is obligated to perform services is estimated based on available facts and circumstances.  The Company periodically evaluates the assumptions underlying these estimates; significant changes in these assumptions could result in an adjustment to the period over which the revenue is recognized. The Company recognizes revenue from performance payments, when such performance is substantially in the Company’s control and when the Company believes that completion of such performance is reasonably probable, ratably over the period over which the Company estimates that it will perform such performance obligations. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone when performance of such milestone is contingent on performance by others or for which achievement can not be reasonably estimated or assured, are recognized as revenue when the milestone is achieved and the related payment is due, provided that there is no substantial future service obligation associated with the milestone. Revenue in connection with license arrangements is recognized over the term of the arrangement and is limited to payments collected or due and reasonably assured of collection. In circumstances where the arrangement includes a refund provision, the Company defers revenue recognition until the refund condition is no longer applicable unless, in the Company’s judgment, the refund circumstances are within its operating control and unlikely to occur.  Payments received in advance of being recognized as revenue are deferred.  Contract amounts which are not due until the customer accepts or verifies the research results are not recognized as revenue until customer acceptance, assuming collectability is reasonably assured.

On March 28, 2008, the Company entered into a license agreement with Cephalon, Inc. (“Cephalon”), a related party (Note 10), providing Cephalon with an exclusive, worldwide license to the Company’s Hydrophobic Drug Delivery System (HDDS) for oncology applications, along with the rights to AI-850, the Company’s formulation of paclitaxel, in exchange for a cash payment of $10.0 million, paid upon the execution of the agreement.  The term of the agreement extends until expiration of the last of the patents licensed under the agreement.  During the term of the license the Company is obligated to support Cephalon activities in connection with AI-850.  This support includes allowing access to Acusphere personnel for discussions relating to regulatory, scientific and medical technology and allow access to any records that may be required in connection with any regulatory filings or submissions.  The Company has recorded this payment in deferred revenue at June 30, 2008, and is recognizing it as income ratably over the remaining estimated useful life of the patents, or approximately 13 years.  The Company began recognizing revenue under this license agreement in the second quarter of 2008.

In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed Danmark APS (“Nycomed”) in which the Company granted Nycomed rights to develop and market Imagify in Europe.  As of June 30, 2008, Nycomed has paid $12.0 million in license fees for the Company’s research and development efforts, which is being recognized ratably in revenue over the development period.  Estimation of this development period involves the evaluation of many assumptions and uncertainties inherent in the performance of a long term development project.  The Company regularly evaluates these assumptions and uncertainties and the estimated development recognition period may change if facts and circumstances change.  There was no change in the amortization period during the year ended December 31, 2007 or during the six months ended June 30, 2008.  The remaining $1.3 million of the $12.0 million in development payments already received, but yet to be recognized as revenue, is included in deferred revenue at June 30, 2008 and will be recognized over the remaining estimated development period.

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

On June 26, 2008, the Company executed the Third Amendment (the “Amendment”) to the Collaboration, License and Supply Agreement dated July 6, 2004 with Nycomed, as amended, for the European development and marketing rights to Acusphere’s product candidate AI-700 or Imagify™ (the “Product”).  Pursuant to the Amendment, Nycomed shall reimburse the Company for expenses arising from and after June 1, 2008 and related to the Company’s qualification of its commercial manufacturing facility in Tewksbury, Massachusetts.  Such amounts shall not, in the aggregate, exceed $750,000 and are payable by Nycomed upon receipt of monthly invoices.  The Amendment further provides that $750,000 shall be credited against Nycomed’s initial purchases of the Product so that Nycomed shall only pay for Products delivered after such $750,000 has been fully credited.

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

Stock compensation expense under SFAS 123R for the three and six months ended June 30, 2008 and 2007 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Research & development	$0.3	$0.3	$0.5	$0.6
General & administrative	0.3	0.3	0.5	0.6
Total	$0.6	$0.6	$1.0	$1.2

In accordance with SFAS 123R, the Company will report any excess tax benefits from the exercise of non-qualified stock options as financing cash flows.  There were no excess tax benefits recorded from the exercise of non-qualified stock options for the six months ended June 30, 2008 and 2007.

For purposes of recording stock option-based compensation expense, the fair values of each stock option granted under the Company’s stock option plan were estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of all stock option grants issued for the three months ended June 30, 2008 and 2007 were $0.60 and $1.32, respectively, and for the six months ended June 30, 2008 and 2007 were $0.59 and $1.29, respectively.

The fair values of all stock option grants issued were determined using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Risk-free interest rate	3.32%	4.95%	2.82%	4.79%
Expected volatility of underlying stock	74.19%	53.18%	62.61%	50.77%
Expected life of option grants (years)	5.0	5.0	5.0	5.0
Expected dividends	0	0	0	0

The fair values of options granted during six-month period ended February 28, 2008 and 2007 under the Company’s Purchase Plan were calculated using the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	2.0%	5.1%
Expected volatility of underlying stock	66.9%	49.8%
Expected life of option (years)	0.5	0.5

Stock Option Activity

During the three months ended June 30, 2008, the Company granted stock options to existing employees, as part of the Company’s performance review process and new employees and directors. All such options were granted with exercise prices equal to the current market value of the underlying common stock on the date of grant.

			Weighted Average
	Number of	Exercise Price	Exercise Price	Grant Date
	Shares	Per Share	Per Share	Fair Value
For the three months ended March 31, 2008:	2,158,971	$0.56 - $0.68	$0.59	$690,007
For the three months ended June 30, 2008:	338,000	$0.59- $0.60	$0.60	$126,987

On February 28, 2008, the company issued 9,591 shares of its common stock under the Purchase Plan at $0.55 per share, reflecting 85% of the closing stock price.

Stock option activity for the six months ended June 30, 2008:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, January 1, 2008	4,679,776	$0.63 - $13.02	$4.99
Granted	2,496,971	0.56 - 0.68	0.59
Exercised	—	—	—	—
Forfeited	(598,709)	0.57 - 8.50	3.38
Balance, June 30, 2008	6,578,038	$0.55 - $13.02	$3.47	7.9	$245,683

Vested or Expected to Vest, June 30, 2008	6,053,176	$0.55 - $13.02	3.47	7.9	$210,266
Exercisable, June 30, 2008	3,266,607	0.55 - 13.02	5.36	6.5	$22,236

As of June 30, 2008, there was $3.4 million of total expected unrecognized compensation costs related to unvested stock options under the Company’s stock-based plans.  That cost is expected to be recognized over a weighted-average period of 2.8 years.

4.     Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss available to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. As of June 30, 2008 and 2007, anti-dilutive securities, which consist of convertible exchangeable preferred stock, stock options, warrants, and restricted common stock that are not included in the diluted net loss per share calculation aggregated 20,665,184 and 19,686,823  shares, respectively.

5. Balance Sheet Data

(in thousands)

	June 30, 2008	December 31, 2007
Other assets consist of the following:
Deposits	$1,126	$1,126
Other assets	225	285
	$1,351	$1,411

Accrued expenses consist of the following:
Accrued contract services	$1,032	$1,404
Accrued vacation (1)	92	517
Accrued bonus	564	129
Other accrued expenses (2)	2,627	1,546
	$4,315	$3,596

Note (1) – The Company’s current vacation policy allows employees to carry over unused vacation time as of December 31 of each year, up to a maximum of two weeks.  However, several employees who joined the Company prior to the institution of this vacation policy had accumulated more than two weeks vacation at December 31, 2007.  These employees had been allowed to carry this excess vacation accrual forward each year.  In April 2008 approximately $0.7 million of this accumulated vacation liability to employees was paid in a lump sum payment.

Note (2) – Includes an $0.8 million payable under an intellectual property license agreement with Bracco.  On July 29, 2008, the Company entered into an amendment (the “Amendment”) to the Bracco patent license agreement.  See “Footnote 6. Intellectual Property”.

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

On June 1, 2006, the Company entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from GE Healthcare (“GE”), a division of General Electric Company. In consideration of the non-exclusive license of these patents, the Company agreed to pay GE $10.0 million prior to commercial approval of Imagify, of which $5.0 million was paid in June 2006 and $5.0 million was due in June 2007.  Effective May 11, 2007 the Company entered into an amendment (the “Amendment”) to the GE patent license agreement.  Pursuant to the First GE Amendment: $1.5 million was paid to GE in May 2007.    On May 15, 2008, the Company entered into a second amendment (the “Second GE Amendment”) to the GE patent license agreement.  Under the First GE Amendment, the Company was due to make a series of six (6) consecutive quarterly installments of approximately $0.9 million due on the first day of the third month of each calendar quarter, commencing on June 1, 2008.  The Second GE Amendment provides that, in lieu of these payments, the Company shall make a series of payments due as follows: $5.5 million due as of June 1, 2007, payable in two installments commencing on June 1, 2008. The first installment of $0.9 million is due on June 1, 2008 and was paid in May 2008 and the remaining installment is due and payable on October 1, 2009 in an amount consisting of (i) the amount of approximately $4.6 million in principal plus (ii) interest accruing on such principal amount from July 1, 2008 at the rate of 6% per annum until paid in full.  If receipt of regulatory approval by the U.S. Food and Drug Administration to market Imagify in the United States, or the approval of a Marketing Authorization Application to market Imagify in Europe, is received prior to the October 1, 2009 due date, any then remaining balance of the approximately $4.6 million (plus interest accrued to such date) payable as described above shall be immediately due and payable in full. The other terms of the agreement are otherwise unchanged.  The Company has included the current carrying value of the remaining installment in the current portion of long-term liabilities at June 30, 2008

On June 1, 2006, the Company entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from Bracco International BV (“Bracco”). The agreement provides the Company with use of Bracco’s ultrasound-related patents and patent applications in combination with the Company’s lead product candidate Imagify in the field of ultrasound diagnostic imaging. The term of the agreement extends until expiration of the last of the patents licensed under the agreement.  In consideration for the non-exclusive license of these patents, the Company agreed to pay Bracco up to a total of Euros 3.0 million, of which Euros 0.5 million (approximately $0.6 million) was paid in June 2006. On July 29, 2008, the Company entered into an amendment (the “Amendment”) to the Bracco patent license agreement.  Under the Bracco patent license agreement, the Company was obligated to make a payment of Euros 500,000 (approximately $0.8 million) to Bracco within five business days after the acceptance by the FDA of a new drug application filing package for Imagify.  The FDA accepted the Company’s application on June  30, 2008, making such payment to Bracco due on July 8, 2008.  The Amendment reduces the amount of the payment due on July 8, 2008 to Euros 100,000 (approximately $0.2 million), and provides that an additional payment of Euros 400,000 (approximately $0.6 million) will be due on the first anniversary of such acceptance by the FDA, or June 30, 2009.  The Amendment further provides that the Company grants Bracco a perpetual non-exclusive and royalty-free right and license within the field of ultrasound diagnostic imaging to use and exploit any intellectual property that the Company has developed or may develop after June 1, 2006 which relates to, or to the use or performance of, the patents licensed by Bracco under the Agreement.  The Company has included this Euro 100,000 (approximately $0.2 million) payable and the additional payment of Euros 400,000 (approximately $0.6 million) that is due on the first anniversary of such acceptance by the FDA, or June 30, 2009 in current liabilities as of June 30, 2008.  An additional Euros 2.0 million is payable upon the Company’s achievement of certain defined regulatory milestones.  The Company also agreed to pay a royalty on future Imagify revenue, up to a maximum royalty amount of Euros 10.0 million, less a portion of the above-referenced milestone payments. These other obligations have not been recorded at this time since they are contingent upon the outcome of future events.

On May 11, 2005, the Company entered into a Patent Transfer Agreement with Bayer Schering Pharma AG (“Schering”) pursuant to which the Company acquired rights, title and interest in certain ultrasound-related patents from Schering. In consideration of the transfer and assignment of these patents, the Company agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million was paid in May 2006, and $3.0 million was due in May 2007.  Effective April 27, 2007 the Company entered into an amendment (the “First BSP Amendment”) to the Schering patent transfer agreement.  Pursuant to the First BSP  Amendment $1.5 million was paid in May 2007.  On May 15, 2008, the Company entered into a second amendment (the “Second BSP Amendment”) to the Schering patent transfer agreement.  Under the First BSP Amendment, the Company was due to make a payment of $1.0 million to BSP on or before fifteen days after May 11, 2008 and a payment of another $1.0 million to BSP on or before fifteen days after May 11, 2009.  The Second BSP Amendment provides that, in lieu of these payments, the Company shall make a series of payments due as follows: $200,000 on or before fifteen days following execution of the Second BSP Amendment and $1.8 million on or before fifteen days after May 11, 2009.  The $200,000 payment was paid in May 2008 and the current carrying value of the remaining $1.8 million has been included in the current portion of long-term obligations at June 30, 2008.

7. Long-term Obligations

The carrying value of long-term obligations is as follows:

	June 30, 2008	December 31, 2007

Capital lease obligations	$54	$67
Notes payable	7,523	10,029
Amounts due under intellectual property agreements	5,923	6,666
subtotal	13,500	16,762
Less current maturities	(10,603)	(8,556)
Long-term obligations, net	$2,897	$8,206

Capital Lease Obligations

The Company leases capital equipment through Banc of America Leasing Corporation. The remaining monthly payments range from $460 to $1,019 with maturities through June 2010. Interest rates for the above leases range from 7.3% to 9.4%. Acusphere does not have any additional borrowing availability under these lease arrangements as of June 30, 2008.  At June 30, 2008 and December 31, 2007, the cost and net carrying value of equipment under capital leases amounted to approximately $ 54,000 and $67,000.

Notes Payable

Equipment Promissory Notes—In 2004 and 2005, the Company borrowed an aggregate of $10.5 million under an equipment financing line with GE Capital Corporation. In January 2006, the line was amended and the availability was increased by an additional $3.5 million and was extended through May 2007. During the year ended December 31, 2007, the Company borrowed approximately $0.9 million, no additional amounts may be borrowed under this line.  Borrowings are collateralized by equipment and other capital purchases made with the proceeds from these notes, with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for December 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.7% to 10.7%. The loans under this line are subject to acceleration upon certain events of default, including but not limited to: i) the failure to make timely payments of principal and interest, ii) a default on other material obligations, or iii) a material adverse change in the financial condition of the borrower.  As of June 30, 2008, net of repayments, the Company had $3.1 million outstanding under the line.

In 2005 the Company borrowed an aggregate of $7.0 million under an equipment financing line with Oxford Finance Corporation. As of June 30, 2008, net of repayments, the Company had $2.5 million outstanding under the line. Borrowings are collateralized by the equipment financed, with repayment due in monthly installments over 36 to 48 months, with the last such repayment scheduled for March 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 10.3% to 10.9%. The loans under this line are subject to acceleration upon certain events of default, including but not limited to the failure to make timely payments of principal and interest, a default on other material obligations, or a material adverse change in the financial condition of the borrower.  No additional amount may be borrowed under this line.

Facility Loan Agreement— In March 2005 the Company borrowed $2.0 million under a loan agreement with MassDevelopment to help finance certain tenant improvements to its commercial manufacturing facility in Tewksbury, Massachusetts. The loan is secured by certain improvements made at the facility, interest accrues at 5.0% per annum with retroactive adjustments to 9.0% in the event the Company achieves positive operating cash flow, as defined in the agreement, prior to repayment of the loan. Accrued principal and interest are being repaid over a 10 year term. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. Acusphere began making payments on this loan in May 2007 and as of June 30, 2008, has approximately $1.9 million outstanding under the loan.

The retroactive interest rate adjustment feature of the loan agreement was deemed to be an embedded derivative instrument requiring separate accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and was initially valued at $62,000. The derivative asset is being amortized as interest expense over a term beginning with the loan agreement effective date and ending with the currently expected payment date of the retroactive interest. The fair value of the derivative liability is re-measured at each reporting period, with any change in value charged or credited to interest expense. There was no change in the estimated fair value of the derivative liability at June 30, 2008.

Amounts Due Under Intellectual Property Agreements

Under the Company’s amended patent transfer agreement with Schering, a $1.8 million payment is due in May 2009.  Under the Company’s amended license agreement with GE, the Company is scheduled to make a $4.6 million payment (plus interest) in October 2009.  See “Note 6. Intellectual Property”.  Under the Company’s patent license agreement with Bracco, as amended on July 29, 2008, the Company was obligated to make a payment of Euros 500,000 (approximately $0.8 million) to Bracco within five business days after the acceptance by the FDA of a new drug application filing package for Imagify.  The FDA accepted the Company’s application on June  30, 2008, making such payment to Bracco due on July 8, 2008.  The amendment reduces the amount of the payment due on July 8, 2008 to Euros 100,000 (approximately $0.2 million), and provides that an additional payment of Euros 400,000 (approximately $0.6 million) will be due on the first anniversary of such acceptance by the FDA, or June 30, 2009.

As of June 30, 2008, the Company has included the current carrying value of the $5.9 million in the current portion of long-term obligations, representing payments due under the GE and  Schering within the next twelve months. The Company has included the $0.8 million payment due under Bracco in current liabilities.

8. Stockholders’ Equity

Convertible Exchangeable Preferred Stock

On February 24, 2005, the Company issued 900,000 shares of 6.5% convertible exchangeable preferred stock (the “Preferred Stock”) at $50.00 per share resulting in aggregate gross proceeds to the Company of $45.0 million (net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses). Each share of Preferred Stock has a liquidation preference of $50.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. As of June 30, 2008, dividends accumulated on the Preferred Stock totaled $8.1 million, of which $6.9 million have been paid.

In February 2008, the Company’s board of directors did not declare the quarterly cash dividend on the preferred stock, payable on March 1, 2008.  On May 30, 2008, the Board of Directors of the Company again elected not to declare a quarterly cash dividend in the amount of $0.8125 per share on the preferred stock that was otherwise payable on June 1, 2008. This is the second quarterly dividend that has not been declared and paid on the preferred stock.  Under the terms of the preferred stock, the holders thereof shall be entitled to vote as a separate class to elect two directors if the Company has not paid the equivalent of six or more quarterly dividends, whether or not consecutive. These voting rights will continue until the Company pays the full accrued but unpaid dividends on the preferred stock.  The dividend payable on June 1, 2008, which would have totaled $0.5 million in the aggregate, has been included in current liabilities as of June 30, 2008.  Currently, there is a balance in current liabilities for total dividends payable as of June 30, 2008 of $1.1 million.

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

Through June 30, 2008, 250,000 shares of Preferred Stock have been voluntarily converted into 1,822,157 shares of the Company’s common stock. In connection with such conversions, the Company issued an additional 374,822 shares of the Company’s common stock in satisfaction of the required Make-Whole payment. The fair value of these Make-Whole payments was approximately $1.7 million, which was charged against the derivative liability.

In accordance with SFAS No. 133, the Company is required to separate and account for as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the outstanding portion of the derivative are recognized in earnings as unrealized gain or loss on derivative in the statement of operations. The Company determined the fair value of the dividend make-whole payment feature to be $3.1 million at February 24, 2005 (the commitment date). This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. At June 30, 2008, the derivative liability was valued at $0.

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

Common Stock

As of June 30, 2008, there were 98.5 million shares of common stock authorized, 46.7 million shares of common stock outstanding and 24.7 million shares of common stock reserved for issuances, representing 4.7 million shares reserved for issuance in connection with outstanding convertible exchangeable preferred stock, 0.4 million shares reserved for issuance in connection with the make-whole payments provisions of the outstanding convertible exchangeable preferred stock, 9.3 million shares reserved for issuance in connection with outstanding common stock warrants, 6.6 million shares reserved for issuance in connection with outstanding stock options, 3.5 million shares reserved for issuance, in aggregate, in connection with shares available for future stock or option grants under the 2003 Stock Option Plan and Amended 2005 Stock Option Plan, and 0.2 million shares reserved for issuance under the Employee Stock Purchase Plan.

9. Common Stock Warrants

As of June 30, 2008, warrants to purchase shares of the Company’s common stock, the origination of which were derived in connection with debt and lease financing transactions, the collaborative agreement with Nycomed and the April 2006, December 2006 and June 2007 common stock offerings, were outstanding for an aggregate of 9,349,537 shares of common stock at an effective weighted average price of $4.64 per shares as follows:

Number of	Exercise Price	Expiration
Shares	Per Share	Date
573,105	8.50	August 2, 2008
16,212	19.80	October 16, 2008
14,934	19.80	October 19, 2008
114,895	8.50	October 20, 2008
55,732	6.28	November 30, 2009
2,688	19.80	January 5, 2010
30,844	28.50	March 30, 2011
28,138	28.50	September 27, 2011
1,731,600	7.97	April 12, 2011
3,703,701	3.11	December 12, 2011
3,077,688	3.10	June 15, 2012
9,349,537	$4.64

10. Related Party Transaction

On March 28, 2008, the Company entered into a license agreement with Cephalon, Inc. (“Cephalon”) providing Cephalon with an exclusive, worldwide license to the Company’s Hydrophobic Drug Delivery System (HDDS) for oncology applications, along with the rights to AI-850, the Company’s formulation of paclitaxel, in exchange for a cash payment of $10.0 million, paid upon the execution of the agreement.  The term of the agreement extends until expiration of the last of the patents licensed under the agreement.  The Chairman, founder and CEO of Cephalon is also the current Presiding Director of the Board of Directors of the Company.  As of June 30, 2008, approximately $0.7 million is included in current portion of deferred revenue and approximately $9.1 million in the long term deferred revenue.  In addition, the company recognized approximately $0.2 million for the three months ended  June 30, 2008 of revenue associated with this agreement.

11. New Accounting Pronouncements

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

In February 2008, FASB issued FASB FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 will provide a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, SFAS No. 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years. The Company is currently evaluating the impact that applying FAS 157 to nonfinancial assets and liabilities will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  This statement allows the measurement at fair value of financial instruments and certain other items that are currently not required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits the measurement of eligible items at fair value at specified election dates, with unrealized gains and losses on the items for which the fair value option has been elected reported in earnings at each subsequent reporting date.  SFAS No. 159 was effective for us in the first quarter of 2008. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements or condition as they did not elect to use fair value measurements on any assets or liabilities under this statement and have not subsequently elected to carry any assets or liabilities at fair value.

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

12. Subsequent Events

On July 28, 2008, the Company eliminated 24 positions, or approximately twenty-four percent (24%) of its workforce and began notifying the affected employees.

On July 28, 2008, the Company announced that, pursuant to the Senior Management Compensation Plan approved by the Compensation Committee of the Company’s Board of Directors on July 25, 2008, all senior managers at the Vice President level and above (“Management”) have taken salary reductions of 10% or more, to further decrease operating costs while the Company awaits FDA review of its NDA for Imagify.  The salary reductions will be effective on August 1, 2008.  In connection with such reductions and pursuant to the Senior Management Compensation Plan, on July 25, 2008 the Compensation Committee and the Board of Directors made common stock option awards (the “Options”) to Management, including the named executive officers, pursuant to the Company’s 2005 Stock Option and Incentive Plan.  The options vest 100% upon completion of the first debt or equity financing in excess of $10 million by the Company after the PDUFA date, currently expected to be February 28, 2009, for Imagify or upon an acquisition of the Company (a “Qualified Financing”).

Each member of Management who is still employed by the Company upon the completion of a Qualified Financing will also receive a cash bonus equal to the total amount of pre-reduction base salary forgone as a result of the Management base salary reduction; provided that members of Management may also elect to take additional base salary reductions in exchange for a larger cash retention bonus and option grant.  For reductions of 20%, for every dollar of pay cut there will be two dollars of cash retention bonus and twice the level of option grants.

On July 29, 2008 the Company entered into an amendment (the “Amendment”) to the Patent License Agreement (the “Agreement”) by and between the Company and Bracco International BV (“Bracco”) dated as of June 1, 2006.  Under the Agreement, the Company was obligated to make a payment of Euro 500,000 to Bracco within five business days after the acceptance by of a new drug application filing package for the Company’s lead product candidate, Imagify.  The FDA accepted the Company’s application on June 30, 2008, making such payment to Bracco due on July 8, 2008.  The Amendment reduces the amount of the payment due on July 8, 2008 to Euro 100,000, and provides that an additional payment of Euro 400,000 will be due on the first anniversary of such acceptance by the FDA, or June 30, 2009.  The Amendment further provides that the Company grants Bracco a perpetual non-exclusive and royalty-free right and license within the field of ultrasound diagnostic imaging to use and exploit any intellectual property that the Company has developed or may develop after June 1, 2006 which relates to, or to the use or performance of, the patents licensed by Bracco under the Agreement. The other terms of the Agreement are otherwise unchanged.

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

Overview

We are a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using our proprietary porous microparticle technology. We are focused on developing proprietary drugs that can offer significant benefits such as improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. Our lead product candidate, Imagify™ (perflubutane polymer microspheres), is a cardiovascular drug for the detection of coronary artery disease, the leading cause of death in the United States.  We submitted our NDA for Imagify in April 2008 and the NDA was accepted by the FDA for review on June 30, 2008.  The FDA acceptance of the NDA submission indicates that the application is sufficiently complete to permit a substantive review and meets the threshold for filing. With a standard review, under the FDA Prescription Drug User Fee Act (PDUFA), the target action date is 10 months from the submission date, or February 28, 2009.  In Europe, we have entered into a collaboration agreement with Nycomed for the marketing and sale of Imagify.  Nycomed is responsible for the filing of an MAA for Imagify, which is currently expected to take place in the second half of 2008.  In addition to our progress with Imagify, we have demonstrated that our technology can improve the formulation of hydrophobic drugs and inhaled asthma drugs.

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

We have incurred significant operating losses to develop our product candidates and we anticipate continuing to incur significant operating losses in the coming years. In particular, we expect to incur significant additional expenses and experience other significant capital requirements to seek regulatory approval for Imagify, to complete the qualification of a manufacturing facility for the initial commercial manufacture of Imagify and, subject to regulatory approvals, to launch Imagify. Since our inception, we have funded our operations primarily through private and public placements of equity securities, equipment-backed financings and other debt financings.  At June 30, 2008, we had approximately $12.0 million in cash and cash equivalents.  Based on our current operating plans, we will require significant additional capital to fund our operations through and beyond the fourth quarter of 2008.

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

There were three different ultrasound readers in each of RAMP-1 and RAMP-2 (six readers in total). All three readers demonstrated non-inferiority to nuclear stress with respect to the principal primary endpoint of accuracy.  In the RAMP-1 trial, the trial with the relatively lower risk patient population, the ultrasound blinded readers demonstrated superior specificity (the measure of effectiveness in assessing the absence of disease) compared to nuclear stress. In the RAMP-2 trial, the trial with the relatively higher risk patient population, the ultrasound blinded readers demonstrated superior sensitivity (the measure of effectiveness in assessing disease) compared to nuclear stress. We demonstrated superior specificity in RAMP-1 and superior sensitivity in RAMP-2.  Only one of the three ultrasound blinded readers demonstrated non-inferiority to nuclear stress for sensitivity in RAMP-1, and only one of the three ultrasound blinded readers demonstrated non-inferiority to nuclear stress for specificity in RAMP-2.  We believe that the missed component primary endpoints in these trials was due largely to the inherent trade-off between sensitivity and specificity caused by “aggressive” and “conservative” ultrasound and nuclear readers. While these component primary endpoints were missed, we believe that both trials demonstrated that, overall, Imagify perfusion stress ultrasound is just as accurate as nuclear stress across all readers. We also believe that because, in addition to achieving the principal primary endpoint in both trials, Imagify perfusion stress ultrasound also demonstrated superior results on component primary endpoints which we believe were the most important in each of these trials (specificity in the lower risk patient population and sensitivity in the higher risk patient population).  We have submitted an NDA for Imagify in April 2008 and the NDA was accepted by the FDA for review on June 30, 2008.  The FDA acceptance of the NDA submission indicates that the application is sufficiently complete to permit a substantive review and meets the threshold for filing. With a standard review, under the FDA Prescription Drug User Fee Act (PDUFA), the target action date is 10 months from the submission date, or February 28, 2009.

The discussion of our NDA submission and likelihood of success reflects our current assumptions, based on our knowledge and experience and the guidance of our advisors.  We cannot assure you that timelines will be met, nor can we assure you that our estimates and assumptions will not change based upon ongoing regulatory feedback or that FDA will approve our NDA.  We cannot control nor predict the timing or extent, if any, of FDA approval of Imagify.  Nycomed is responsible for the submission of Imagify for approval in Europe. We cannot control nor predict the timing or extent, if any, of Imagify approval in Europe or elsewhere.

Imagify Manufacturing Facility Update

As part of our NDA submission for Imagify, we have demonstrated that we can manufacture Imagify at commercial scale and have validated the process in accordance with European regulatory requirements.

In late 2005 we substantially completed the build-out of a 58,000 square foot commercial manufacturing facility in Tewksbury, Massachusetts.  In 2006 we completed commissioning of the manufacturing equipment and utilities, produced full commercial scale development batches of Imagify and substantially completed all Installation Qualification, or IQ, and Operational Qualification, or OQ, requirements relating to the equipment and utilities initially needed for this facility.  In 2007, we continued to make progress on the remaining steps toward the qualification of the manufacturing facility, with aseptic validation completed in early 2008.  We have completed the process validation batches in preparation for Nycomed’s MAA submission in Europe.  Data from the production of Imagify at commercial scale and the aseptic validation data were included in our NDA submission of Imagify.  We believe that our existing facilities are adequate to meet our current and initial projected commercial requirements and that suitable space will be available as needed.

Operational Activities Update

Our current operational activities include:

NDA/MAA:  We completed aseptic validation in early 2008.  We submitted our NDA for Imagify with FDA in April 2008 and the NDA was accepted by the FDA for review on June 30, 2008.  The FDA acceptance of the NDA submission indicates that the application is sufficiently complete to permit a substantive review and meets the threshold for filing. With a standard review, under the FDA Prescription Drug User Fee Act (PDUFA), the target action date is 10 months from the submission date, or February 28, 2009 (referred to as our “PDUFA Date”).  We submitted the NDA in electronic CTD format, which can also be utilized for submission in Europe.  We have completed the process validation batches in preparation for the MAA submission by Nycomed, our European partner, who currently plans to submit the MAA to European regulatory authorities in the second half of 2008.

Preparations for Commercialization of Imagify: We plan to conduct market research and advance our plans for the commercial launch of Imagify.  We also plan to conduct various clinical trials following the PDUFA date, designed to support the commercialization of Imagify.  We are currently preparing our manufacturing facility for a Pre-Approval Inspection to be conducted by FDA prior to the PDUFA date in the second half of 2008, or early 2009.

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

Although we are working towards the achievement of these operational objectives, there can be no assurance that we will successfully achieve these objectives in a timely or successful manner, or that they will be achieved at all. In particular, in light of our current capital constraints and need to preserve capital to fund operations, our ability to achieve these operational objectives will be adversely affected unless and until we are able to obtain additional financing.

European Collaboration Agreement

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed pursuant to which we granted Nycomed rights to develop and market Imagify in Europe. As part of the agreement, Nycomed agreed to provide up to $70.0 million in license fees, research and development funding, and milestone payments, of which $12.0 million for research and development has been received.  In October 2005 and February 2006, we and Nycomed amended the agreement, and an additional $2 million was received for trademark  and activities associated with the qualification of our manufacturing facility. The payments received pursuant to these amendments were considered advances against future milestone payments, and have been deducted from the $58 million in remaining milestone payments.  Therefore, we have $56 million remaining in milestone payments, of which the next payment is due upon the first commercial sale of Imagify.  In addition, Nycomed has agreed to pay us to manufacture Imagify for them and to pay us royalties on Nycomed’s sales of Imagify. In June 2008, we and Nycomed amended the agreement again, and Nycomed agreed to reimburse us for expenses related to our qualification of our commercial manufacturing facility in Tewksbury, Massachusetts up to $750,000 which shall be credited against initial purchases of Imagify.  Nycomed will be responsible for sales, marketing and the regulatory submissions required for marketing throughout its sales territory, which includes the member states of the European Union, as well as Russia/CIS Jurisdictions and Turkey.

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

Financial Operations Overview

Revenue.    We have not generated any revenue from product sales since our inception. Since July 2004, when we entered into our collaboration agreement with Nycomed, the majority of our revenue has been collaboration revenue recognized in connection with research and development activities performed under this agreement.  As of June 30, 2008 Nycomed had paid us $12.0 million in license fees for our research and development efforts. We are recognizing this $12.0 million of initial license and research and development payments ratably over a period currently estimated at 54 months.  The length of this research and development period, which is the period over which we are obligated to perform services, is estimated based on available facts and circumstances.  We periodically evaluate the assumptions underlying our estimate and change our estimate when appropriate.

Under the March 2008 intellectual property license agreement with Cephalon, Inc., we received $10.0 million and began recognizing revenue in the second quarter of 2008 over the remaining term of the agreement, which extends until expiration of the last of the patents licensed under the agreement, or approximately 13 years.  The Chairman, founder and CEO of Cephalon is also the current Presiding Director of the Board of Directors of the Company.

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

Change in Valuation of Derivative.   The terms of our February 2005 convertible preferred stock offering and our March 2005 Mass Development loan agreement contain features considered to be embedded derivatives which are recorded at estimated fair value in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments (SFAS 133). Changes in the valuation of the derivative consists of other income (expense) recognized on the change in fair value of the derivative at the end of each reporting period.  The change in the value of the embedded derivative related to the preferred stock is affected by a number of assumptions including the number of preferred shares outstanding, the amount of dividends paid and the probability and timing of conversion into common stock. The derivative liability is reduced for any make-whole payments made during the period upon conversions of preferred stock to common stock. The change in the value of the derivative related to the loan is affected by the expected timing of future positive net cash flows from operations.

Dividends on Preferred Stock.   For the six months ended June 30, 2008 and 2007, dividends on preferred stock consisted of dividends paid or accumulated on the convertible exchangeable preferred stock which we issued in February 2005. Dividends on preferred stock exclude any make-whole payments on conversion of preferred stock to common stock. Dividends on our preferred stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividend payment must be declared by our board of directors and must come from funds that are legally available for dividend payments.  In February 2008, our board of directors did not declare the quarterly dividend on the preferred stock, payable on March 1, 2008. On May 30, 2008, our Board of Directors again elected not to declare a quarterly cash dividend in the amount of $0.8125 per share on the preferred stock that was otherwise payable on June 1, 2008. This is the second quarterly dividend that has not been declared and paid on the preferred stock.  Under the terms of the preferred stock, the holders thereof shall be entitled to vote as a separate class to elect two directors if we have not paid the equivalent of six or more quarterly dividends, whether or not consecutive. These voting rights will continue until we pay the full accrued but unpaid dividends on the preferred stock.  This dividend payable on June 1, 2008 totaled $0.5 million in the aggregate.  The dividends payable of $1.1 million have been included in current liabilities as of June 30, 2008.

Results of Operations

Three Months Ended June 30, 2008 and 2007

Revenue.    In connection with our collaboration agreement with Nycomed entered into in July 2004, Nycomed has paid us $12.0 million in license fees for our research and development efforts. We are recognizing this $12.0 million in research and development payments ratably over the estimated development period, as defined, of 54 months.  Estimation of this development period involves the evaluation of many assumptions and uncertainties inherent in the performance of a long term development project.  We regularly evaluate these assumptions and uncertainties and our estimated development recognition period may change if facts and circumstances change.  Collaboration revenue recognized under this agreement for both the three months ended June 30, 2008 and 2007 was approximately $0.7 million.

Under the March 2008 intellectual property license agreement with Cephalon, Inc., revenue began to be recognized in the second quarter of 2008 over the remaining term of the agreement, which extends until expiration of the last of the patents licensed under the agreement, or approximately 13 years. We recognized revenue for the three months ended June 30, 2008 of approximately $0.2 million under this agreement.

Research and Development Expense.    Research and development expense for the three months ended June 30, 2008 decreased $1.9 million, or 17%, to $9.0 million versus $10.9 million in the prior year period. The decrease was primarily due to lower costs of early stage development programs as we increase our focus on supporting our Imagify NDA and MAA submissions

The following table summarizes the primary components of our research and development expense for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Imagify	$4,672	$4,951
HDDS and PDDS	54	1,219
Other direct costs	738	1,073
Total direct costs	$5,464	$7,243
Indirect costs:
Facility rent costs	845	888
Depreciation	2,476	2,475
Other indirect costs	181	248
Total indirect costs	3,502	3,611
Total research and development expense	$8,966	$10,854

Late Stage Clinical Development Program (Imagify).  Our lead product candidate, Imagify, is a cardiovascular drug designed for the detection of coronary artery disease. Direct expense for research and development of Imagify was $4.7 million for the three months ended June 30, 2008 versus $5.0 million in 2007.  Clinical trial costs relating to Imagify pivotal trials decreased in 2008 versus 2007, following the release of RAMP-2 results in May 2007, however these savings were offset by increased costs for manufacturing and materials.

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

General and Administrative Expense.    General and administrative expense for the three months ended June 30, 2008 was $2.7 million, versus $3.4 million in the prior year period, a decrease of $0.7 million or 21%. The decrease was due to lower consulting costs in marketing.

The following table summarizes the primary components of our general and administrative expense for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Direct costs	$2,389	$3,167
Indirect costs:
Facility costs	220	135
Depreciation	43	55
Total indirect costs	263	190
Total general and administrative expense	$2,652	$3,357

Interest Income.    Interest income for the three months ended June 30, 2008 decreased $0.5 million, or 83%, to $0.1 million versus $0.6 million in the prior year period.  The decrease was primarily due to lower average cash balances during the period.

Interest Expense.    Interest expense for the three months ended June 30, 2008 decreased $0.2 million, or 33%, to $0.4 million versus  $0.6 million in the prior year period. The decrease is due to lower average loan balances during the period as a result of repayments of the capital equipment loans.

Change in Valuation of Derivative.  The derivative is related to the embedded derivative instrument from the dividend make-whole payment feature of the preferred stock offering that closed in February 2005. The derivative liability value is reduced as dividends payments on the preferred stock are made, as well as for any conversions of preferred stock into common stock.  The derivative liability at June 30, 2008 was valued at $0.

Six Months Ended June 30, 2008 and 2007

Revenue.    In connection with our collaboration agreement with Nycomed entered into in July 2004, Nycomed has paid us $12.0 million in license fees for our research and development efforts. We are recognizing this $12.0 million in research and development payments ratably over the estimated development period, as defined, of 54 months.  Estimation of this development period involves the evaluation of many assumptions and uncertainties inherent in the performance of a long term development project.  We regularly evaluate these assumptions and uncertainties and our estimated development recognition period may change if facts and circumstances change.  Collaboration revenue recognized under this agreement for both the six months ended June 30, 2008 and 2007 was approximately $1.3 million.

Under the March 2008 intellectual property license agreement with Cephalon, Inc., revenue began to be recognized in the second quarter of 2008 over the remaining term of the agreement, which extends until expiration of the last of the patents licensed under the agreement, or approximately 13 years. We recognized revenue for the six months ended June 30, 2008 of approximately $0.2 million under this agreement.

Research and Development Expense.    Research and development expense for the six months ended June 30, 2008 decreased $1.1 million, or 5%, to $19.7 million versus $20.8 million in the prior year period. The decrease was due to a planned delay in early stage development programs as we focus on supporting our Imagify NDA and MAA submissions, partially offset by increased manufacturing costs for the Imagify program and also a one time charge for a payment due under an Intellectual property agreement.

The following table summarizes the primary components of our research and development expense for the three months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Imagify	$10,115	$9,666
HDDS and PDDS	180	1,875
Other direct costs	1,570	2,050
Total direct costs	$11,865	$13,591
Indirect costs:
Facility rent costs	1,690	1,750
Depreciation	4,955	4,946
Other indirect costs	1,197	555
Total indirect costs	7,842	7,251
Total research and development expense	$19,707	$20,842

Late Stage Clinical Development Program (Imagify).  Our lead product candidate, Imagify, is a cardiovascular drug designed for the detection of coronary artery disease. Direct expense for research and development of Imagify was $10.1 million for the six months ended June 30, 2008 versus $9.7 million in 2007.  Clinical trial costs relating to Imagify pivotal trials decreased in 2008 versus 2007, following the release of RAMP-2 results in May 2007, however these savings were offset by increased costs for manufacturing and materials.

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

General and Administrative Expense.    General and administrative expense for the six months ended June 30, 2008 decreased by $0.8 million, or 12% to $5.8 million versus $6.6 million in the prior period. The decrease is primarily due to lower salary costs and consulting costs in marketing.

The following table summarizes the primary components of our general and administrative expense for the three months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Direct costs	$5,324	$6,206
Indirect costs:
Facility costs	416	260
Depreciation	84	111
Total indirect costs	500	371
Total general and administrative expense	$5,824	$6,577

Interest Income.    Interest income for the six months ended June 30, 2008 decreased $1.0 million, or 77%, to $0.3 million versus $1.3 million in the prior year period.  The decrease was primarily due to lower average cash balances during the period.

Interest Expense.    Interest expense for the six months ended June 30, 2008 decreased $0.3 million, or 27%, to $0.8 million versus  $1.1 million in the prior year period. The decrease is due to lower average loan balances during the period as a result of repayments of the capital equipment loans.

Change in Valuation of Derivative.  The derivative is related to the embedded derivative instrument from the dividend make-whole payment feature of the preferred stock offering that closed in February 2005. The derivative liability value is reduced as dividends payments on the preferred stock are made, as well as for any conversions of preferred stock into common stock.  The derivative liability at June 30, 2008 was valued at $0.

Liquidity and Capital Resources

Historically, we have financed our business through the issuance of equity securities, debt financings and equipment leases and, more recently, with funds from our collaborations with Nycomed and Cephalon. Our liquidity requirements have arisen primarily from research and development expenditures, equipment expenditures and payments on outstanding indebtedness. As of June 30, 2008, we had cash and cash equivalents of $12.0 million. As of June 30, 2008 we owed $0.1 million for capital leases and $13.4 million for notes payable and other long-term obligations. We also had operating lease commitments totaling $11.8 million for rent of our facilities.

We will require significant additional funds in order to continue to fund our operations through and beyond the fourth quarter of 2008. We may raise these funds through public or private sales of equity, or from borrowings, or from strategic partners. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and the size and timing of creating expanded manufacturing capabilities. We may also need additional funds for possible future strategic acquisitions of businesses, patent licenses, products or technologies complementary to our business. We do not expect to generate significant revenues from Imagify, other than possible license or milestone payments, unless or until we or current or potential partners submit an application for and receive marketing approval from the applicable regulatory authorities. The depletion of our resources may make future funding more difficult or expensive to attain. When additional funds are required or, in advance of such requirements, we may raise such funds from time to time through public or private sales of equity or from borrowings or from strategic partners or we may delay funding of certain development activities which could delay the approval and/or commercialization of Imagify, which would have a negative impact on our growth plans. We are evaluating our funding alternatives. Additional equity financing will be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from products under development, including Imagify.  Since our present capital resources are not sufficient to fund our planned operations through and beyond the fourth quarter of 2008, substantial doubt about our ability to continue as a going concern exists without successfully raising funds as described above.  If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations.

During the six months ended June 30, 2008, operating activities used approximately $10.4 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $24.5 million, partially offset by an increase in deferred revenue of $10.0 million as a result of the license agreement with Cephalon, Inc. and non-cash charges for depreciation, amortization and stock based compensation of $6.1 million.

During the six months ended June 30, 2008, investing activities used approximately $0.1 million in cash. This use of cash was primarily used for purchases of equipment incurred in connection with our commercial manufacturing facility for Imagify.

During the six months ended June 30, 2008, financing activities used $3.6 million in cash, primarily due to payments on long term obligations.

We presently estimate that the total quarterly cash outflows for the remainder of 2008 to be approximately $8 to $9 million. Based upon these projections and the current cash position, we expect the need for additional sources of funds to operate through and beyond the fourth quarter of 2008.

On July 28, 2008, the Company eliminated 24 positions or approximately twenty-four percent (24%) of its workforce and began notifying the affected employees.  In addition, pursuant to the Senior Management Compensation Plan approved by the Compensation Committee of the Company’s Board of Directors on July 25, 2008, all senior managers at the Vice President level and above have taken salary reductions of 10% or more, to further decrease operating costs while the Company awaits FDA review of its NDA for Imagify.  The salary reductions will be effective on August 1, 2008.  The Company currently estimates that, in connection with this reduction, it will incur pre-tax costs in the third quarter of 2008 of approximately $0.3 million, which is related to severance and benefit costs. The total annualized pre-tax cost savings that are expected to result from this reduction and the salary reductions described above are estimated to be approximately $2.1 million. In addition, the termination of certain of the Company’s outside consultants and contractors will result in estimated annual savings of approximately $2.0 million.  Although the Company believes that its estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.

Our current vacation policy allows employees to carry over unused vacation time as of December 31 of each year, up to a maximum of two weeks.  However, several employees who joined the Company prior to the institution of this vacation policy had accumulated more than two weeks vacation at December 31, 2007.  These employees had been allowed to carry this excess vacation accrual forward each year.  In April 2008 approximately $0.7 million of this accumulated vacation liability to employees was paid in a lump sum payment.

On May 15, 2008, the Company entered into a second amendment (the “Second GE Amendment”) to the GE patent license agreement.  Under the First GE Amendment, the Company was due to make a series of six (6) consecutive quarterly installments of approximately $0.9 million due on the first day of the third month of each calendar quarter, commencing on June 1, 2008.  The Second GE Amendment provides that, in lieu of these payments, the Company shall make a series of payments due as follows: $5.5 million due as of June 1, 2007, payable in two installments commencing on June 1, 2008, the first installment of approximately $0.9 million is due on June 1, 2008 and was paid in May 2008 and the remaining installment is due and payable on October 1, 2009 in an amount consisting of (i) the amount of approximately $4.6 million in principal plus (ii) interest accruing on such principal amount from July 1, 2008 at the rate of 6% per annum until paid in full.  If receipt of regulatory approval by the U.S. Food and Drug Administration to market Imagify in the United States, or the approval of a Marketing Authorization Application to market Imagify in Europe, is received prior to the October 1, 2009 due date, any then remaining balance of the approximately $4.6 million (plus interest accrued to such date) payable as described above shall be immediately due and payable in full. The current carrying value of the later payment has been included in the current portion of long-term obligations at June 30, 2008.

On May 15, 2008, the Company entered into a second amendment (the “Second BSP Amendment”) to the Schering patent transfer agreement.  Under the First BSP Amendment, the Company was due to make a payment of $1.0 million to BSP on or before fifteen days after May 11, 2008 and a payment of another $1.0 million to BSP on or before fifteen days after May 11, 2009.  The Second BSP Amendment provides that, in lieu of these payments, the Company shall make a series of payments due as follows: $200,000 on or before fifteen days following execution of the Second BSP Amendment and $1.8 million on or before fifteen days after May 11, 2009.  The $200,000 payment was paid in May 2008 and the current carrying value of the remaining $1.8 million has been included in the current portion of long-term obligations at June 30, 2008.

In March 2008, we entered into a license agreement with Cephalon, Inc. (“Cephalon”) providing Cephalon with an exclusive, worldwide license to the Company’s Hydrophobic Drug Delivery System (HDDS) for oncology applications, along with the rights to AI-850, the Company’s formulation of paclitaxel, in exchange for a cash payment of $10.0 million, paid upon the execution of the agreement.  The term of the agreement extends until expiration of the last of the patents licensed under the agreement.  The Company has recorded this payment in deferred revenue at June 30, 2008, and began recognizing in the second quarter it as income ratably over the remaining estimated useful life of the patents, or approximately 13 years.

Effective June 1, 2006, we entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from Bracco International BV, or Bracco. In consideration for the non-exclusive license of these patents, we agreed to pay Bracco up to a total of Euros 3.0 million, of which Euros 0.5 million (approximately $0.6 million) was paid in June 2006.  On July 29, 2008, the Company entered into an amendment (the “Amendment”) to the Bracco patent license agreement.  Under the Bracco patent license agreement, the Company was obligated to make a payment of Euros 500,000 (approximately $0.8 million) to Bracco within five business days after the acceptance by the FDA of a new drug application filing package for Imagify.  The FDA accepted the Company’s application on June  30, 2008, making such payment to Bracco due on July 8, 2008.  The Amendment reduces the amount of the payment due on July 8, 2008 to Euros 100,000 (approximately $0.2 million), and provides that an additional payment of Euros 400,000 (approximately $0.6 million) will be due on the first anniversary of such acceptance by the FDA, or June 30, 2009.  The Amendment further provides that the Company grants Bracco a perpetual non-exclusive and royalty-free right and license within the field of ultrasound diagnostic imaging to use and exploit any intellectual property that the Company has developed or may develop after June 1, 2006 which relates to, or to the use or performance of, the patents licensed by Bracco under the Agreement.  The Company has included this Euro 100,000 (approximately $0.2 million) payable and the additional payment of Euros 400,000 (approximately $0.6 million) that is due on the first anniversary of such acceptance by the FDA, or June 30, 2009 in current liabilities as of June 30, 2008.  An additional Euros 2.0 million is payable upon the Company’s achievement of certain defined regulatory milestones.  The Company also agreed to pay a royalty on future Imagify revenue, up to a maximum royalty amount of Euros 10.0 million, less a portion of the above-referenced milestone payments. Whereas the other obligations are contingent upon the outcome of future events, they have not been recorded at this time.

On each of May 18, 2007, March 28, 2007 and January 5, 2007, we entered into promissory notes under an equipment financing line with General Electric Capital Corporation (“GE Capital”) each of which totaling in aggregate original principal amount approximately $0.3 million for equipment already purchased by us. The promissory notes include annual interest rates of 10.55%, 10.41% and 10.60%, respectively, and are payable over 42 consecutive months. The promissory notes are secured by the equipment financed pursuant to the terms of our Master Security Agreement with GE Capital. The notes are subject to acceleration upon certain events of default, including but not limited to: i) the failure to make timely payments of principal and interest, ii) a default on other material obligations, or iii) a material adverse change in the financial condition of the borrower.

In June 2005, we entered into a equipment financing line with Oxford Finance Corporation, (“Oxford”).  In 2005 and 2006, we borrowed an aggregate of $7.0 million against this line. As of June 30, 2008, net of repayments, we had $2.5 million outstanding under this line. Such borrowings are collateralized by corresponding equipment and other capital purchases with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for March 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 10.3% to 10.9%.  The loans under this line are subject to acceleration upon certain events of default, including but not limited to the failure to make timely payments of principal and interest, a default on other material obligations, or a material adverse change in the financial condition of the borrower.

In March 2005 the Company borrowed $2.0 million under a loan agreement with MassDevelopment to help finance certain tenant improvements to its commercial manufacturing facility in Tewksbury, Massachusetts. The loan is secured by certain improvements made at the facility, interest accrues at 5.0% per annum with retroactive adjustments to 9.0% in the event the Company achieves positive operating cash flow, as defined in the agreement, prior to repayment of the loan. Accrued principal and interest are being repaid over a 10 year term. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. Acusphere began making payments on this loan in May 2007 and as of June 30, 2008, has approximately $1.9 million outstanding under the loan, including principal and interest.

In February  2005, we issued 900,000 shares of 6.5% convertible exchangeable preferred stock, our Preferred Stock, at $50.00 per share resulting in net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses. Each share of Preferred Stock has a liquidation preference of $50.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments.  During the six months ended June 30, 2008 and 2007, we paid $0 and $1.2 million, respectively, in dividends on our Preferred Stock. As of June 30, 2008, 650,000 shares of Preferred Stock were outstanding, accrued and unpaid dividends totaled approximately $1.1 million.

In February 2008, our Board of Directors elected not to declare a quarterly cash dividend that was otherwise payable on March 1, 2008. This was the first quarterly dividend that has not been declared or paid on the preferred stock. On May 30, 2008, our Board of Directors again elected not to declare a quarterly cash dividend in the amount of $0.8125 per share on the preferred stock that was otherwise payable on June 1, 2008. This is the second quarterly dividend that has not been declared and paid on the preferred stock.  This dividend payable on June 1, 2008, which would have totaled $0.5 million in the aggregate.  The total of $1.1 million has been included in current liabilities as of June 30, 2008.  If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our board of directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the preferred stock, voting separately as a class with holders of preferred stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected.

We may elect to automatically convert some or all of the Preferred Stock into shares of our common stock if the closing price of our common stock has exceeded $10.30 per share (150% of the conversion price) for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion. Prior to March 1, 2009, if we elect to automatically convert, or if any holder elects to voluntarily convert, the Preferred Stock, we will also make an additional payment, the Make-Whole payment, equal to the aggregate amount of dividends that would have been payable on the Preferred Stock so converted from the original date of issuance through and including March 1, 2009, less any dividends already paid on the Preferred Stock. This additional payment is payable by us, at our option, in cash, in additional shares of its common stock, or in a combination of cash and shares of common stock.  We have reserved a maximum of approximately 0.4 million shares of common stock for issuance under this Make-Whole provision.

Through June 30, 2008, 250,000 shares of Preferred Stock have been voluntarily converted into 1,822,157 shares of the Company’s common stock. In connection with such conversions, the Company issued an additional 374,822 shares of the Company’s common stock in satisfaction of the required Make-Whole payment.

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

In April 2004, we entered into an equipment financing line with General Electric Capital Corporation.  In 2004 and 2005 we borrowed an aggregate of $10.5 million under the equipment financing line.  As of June 30, 2008, net of repayments, we had $3.1 million outstanding.  Borrowings are collateralized by the equipment financed with repayment due in monthly installments over 36 to 48 months, with the last such repayment scheduled for December 2010.  Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.7% to 10.7%. The loans under this line are subject to acceleration upon certain events of default, including but not limited to: i) the failure to make timely payments of principal and interest, ii) a default on other material obligations, or iii) a material adverse change in the financial condition of the borrower.

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed in which we granted Nycomed rights to develop and market Imagify in Europe. Under the original terms of this agreement, Nycomed paid us license fees and research and development payments totaling $12.0 million. The original agreement also provides for Nycomed to pay to us up to $58.0 million in milestone payments upon achievement of certain regulatory milestones and sales goals. Under the agreement, Nycomed has agreed to pay us to manufacture Imagify for them and to pay us royalties on Nycomed’s sales of Imagify. In October 2005 and February 2006, our agreement with Nycomed was amended such that Nycomed paid us an additional $2.0 million for trademark activities and activities associated with the qualification of our manufacturing facility. These amendments were considered advances against future milestone payments, and have been deducted from the $58 million in remaining milestone payments.  Therefore, we have $56 million remaining in milestone payments. No additional funds are expected from Nycomed under the agreement for the next twelve months.  On June 26, 2008, we executed a third amendment to our agreement with Nycomed.  Pursuant to the amendment, Nycomed shall reimburse us for expenses arising from and after June 1, 2008 and related to our qualification of our commercial manufacturing facility in Tewksbury, Massachusetts.  Such amounts shall not, in the aggregate, exceed $750,000 and are payable by Nycomed upon receipt of monthly invoices.  The amendment further provides that $750,000 shall be credited against Nycomed’s initial purchases of Imagify so that Nycomed shall only pay for Imagify delivered after such $750,000 has been fully credited.

Shelf Registration Statement

We have on file with the U.S. Securities and Exchange Commission, or SEC, a “universal shelf” registration statement on Form S-3 (Registration No. 333-134263), which provides for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability, as of June 30, 2008, of approximately $33.5 million. The SEC declared the shelf registration statement effective on August 18, 2006.   SEC rules currently limit our ability to utilize a shelf registration statement to no more than one-third of our unaffiliated public float over any twelve month period. Subject to these limitations, market conditions and our capital needs, and to the extent and so long as we are then eligible to use the registration statements under SEC rules, we may again seek to use any remaining availability under the shelf registration statements by making an offering of securities covered for sale under the registration statements. In addition, we may amend our shelf registration statements or file a new shelf registration statement to increase our potential access to capital. If we elect to raise additional capital using a shelf registration statement, we may use the net proceeds from the sale of these securities for general corporate purposes, which may include funding clinical trials, research and development, regulatory activities, acquisitions, including acquisitions of companies, products, intellectual property or other technology, repayment or refinancing of existing indebtedness, investments, capital expenditures, repurchase of our capital stock and for any other purposes that we may specify in any prospectus supplement.

Off-Balance Sheet Financing Arrangements

We currently do not have any special purpose entities or off-balance sheet financing arrangements other than operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	2008	2009 - 2010	2011 - 2012	2013 and Beyond
Long-Term Debt	$8,281	2,718	4,130	670	763
Capital Lease Obligations	58	16	42	—	—
Operating Lease Obligations	11,830	1,540	6,092	4,198	—
Purchase Obligations	112	112	—	—	—
Other Long-Term Obligations	7,516	157	7,359	—	—
Total	$27,797	4,543	17,623	4,868	763

Long-Term Debt of $8.3 million includes $3.3 million in principal and interest payable to General Electric Capital Corporation (“GE”) and $2.7 million in principal and interest payable to Oxford Finance Corporation (“Oxford”) under equipment loans with payments due in monthly installments over 36 to 48 months, collateralized by the corresponding equipment.  The loans under the GE line are subject to acceleration upon certain events of default, including but not limited to: i) the failure to make timely payments of principal and interest, ii) a default on other material obligations, or iii) a material adverse change in the financial condition of the borrower.  The loans under the Oxford line are subject to acceleration upon certain events of default, including but not limited to the failure to make timely payments of principal or a default on other material obligations.

Also included under Long-Term Debt is $2.3 million in principal and interest payments due under the MassDevelopment loan, under which we borrowed $2.0 million to finance improvements to our commercial manufacturing facility in Tewksbury, Massachusetts. Interest accrues under the loan at 5.0% per annum with retroactive adjustments to 9.0% in the event we achieve positive operating cash flow as defined in the agreement without prior repayment of the loan. No payments were due under the loan for the first 24 months and we began loan repayments in May 2007. The loan has a 10 year repayment term and is subject to acceleration upon certain events of default, including failure to timely pay principal and interest.

Capital Lease Obligations as classified pursuant to FASB Statement of Financial Accounting Standards No. 13, Accounting for Leases relate to leases for business equipment.  We leased capital equipment through Banc of America Leasing Corporation. The remaining monthly payments range from $460 to $1,019 with maturities through June 2010.

Our operating lease obligations of $11.8 million relate primarily to our headquarters and manufacturing facility leases under which we pay monthly rent. Our Watertown, Massachusetts headquarters lease has an original term of 10 years, which began in December 2001, and which was extended by six months during 2005. The lease for our commercial manufacturing space in Tewksbury, Massachusetts has an initial five year, nine month term, which began in July 2004, with options to extend the lease for up to two additional five-year terms at predetermined rental rates.

Purchase Obligations include one purchase order to a supplier for material.

Other Long-Term Liabilities includes approximately $4.9 million payable to GE Healthcare pursuant to the amended intellectual property license agreement which is due and payable on October 1, 2009 in an amount consisting of (i) the amount of approximately $4.6 million in principal plus (ii) interest accruing on such principal amount from July 1, 2008 at the rate of 6% per annum until paid in full.   Other Long-Term Liabilities also includes $1.8 million payable which is due and payable in May 2009 to Schering pursuant to intellectual property acquisition agreement. Other long-term obligations also includes Euro 100,000 (approximately $157,000) due on July 8, 2008 and Euro 400,000 (approximately $627,000) due on June 30, 2009 to Bracco pursuant to a patent license agreement.

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

We are recognizing collaboration revenue of $12.0 million associated with the initial license and performance-based payments under the Nycomed agreement based on an estimated recognition period of fifty-four months over which we are obligated to perform services supporting the agreement. There was no change in the estimated development period during 2007 or during the six months of 2008.  Estimation of this development period involves many assumptions, including estimates relating to completion of activities for which we are reliant on Nycomed and independent regulatory authorities to achieve.  Our estimated development recognition period may change again if facts and circumstances change. Were the estimated development period to be extended, we may be required to record a reduction in cumulative revenue recognized in our statement of operations in the period in which the change in development period is determined.

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

We entered into a license agreement with Cephalon, Inc., providing Cephalon with a license to our Hydrophobic Drug Delivery System (HDDS) for oncology applications, along with the rights to AI-850, our formulation of paclitaxel, in exchange for a cash payment of $10.0 million, paid upon the execution of the agreement.  The term of the agreement extends until expiration of the last of the patents licensed under the agreement.  During the term of the license the Company is obligated to support Cephalon activities in connection with AI-850.  This support includes allowing access to Acusphere personnel for discussions relating to regulatory, scientific and medical technology and allow access to any records that may be required in connection with any regulatory filings or submissions.  The Chairman, founder and CEO of Cephalon is also the current Presiding Director of the Board of Directors of the Company.  We recorded this payment in deferred revenue at June 30, 2008, and are recognizing it as income ratably over the remaining estimated useful life of the patents, or approximately 13 years.

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

There were no unrecognized tax benefits as of the date of adoption January 1, 2007. As a result of the implementation of FIN 48, we did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2007 and at June 30, 2008, and has not recognized interest and/or penalties in the statement of operations for the period ended December 31, 2008.

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

In February 2008, FASB issued FASB FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 will provide a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, SFAS No. 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years. We are currently evaluating the impact that applying FAS 157 to nonfinancial assets and liabilities will have on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with original maturity dates of 90 days or less when purchased. Our cash is deposited in and invested through highly rated financial institutions in North America. Our cash equivalents are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.   Since our investment portfolio consists of short-term, highly liquid investments, including money market accounts, with original maturity dates of 90 days or less when purchased, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. Our equipment loans and capital leases are not subject to interest rate fluctuations because the interest rates are fixed at the time of borrowing.

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

In Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008, we describe risk factors related to the Company.  For convenience, our updated risk factors are included below in this Item 1A.  Other than the risk factors titled:

•                  Based on our operating plans, we will require significant additional capital to fund our operations through and  beyond the  fourth quarter of 2008.  There is substantial doubt as to our ability to continue as a going concern.

•                  We need to allocate significant amounts of our available capital resources to make payments on our outstanding indebtedness and equipment lease obligations, our patent transfer agreement with Bayer Schering Pharma AG, our patent license agreement with GE, our patent license agreement with Bracco and as dividends on our 6.5% convertible exchangeable preferred stock, which in turn could reduce our financial flexibility and ability to fund other activities.

•                  Failure to obtain regulatory approvals for our product candidates under development, in particular our lead product candidate Imagify, for which we missed endpoints in each of our pivotal trials, would have a material adverse effect on our business.

•                  FDA has required warning labels be added to product labeling for certain contrast agents as a result of serious adverse events and, if approved, our Imagify product candidate may require similar labeling.

•                  We may need to enroll more patients in future clinical trials, and any such additional enrollment would require additional expenditures, which may be material, and would likely result in a delay of ultimate approval of the  for Imagify.

•                  We have never manufactured any of our product candidates in commercial quantities, and if we fail to develop an effective manufacturing capability for our products, including our lead product candidate Imagify, we may be unable to commercialize these products.

•                  We may not be able to manufacture our products in commercial quantities, which would prevent us from marketing our products.

•                  Materials necessary to manufacture our products may not be available, which may delay our development and commercialization activities.

•                  Competition in the pharmaceutical industry is intense, and if we fail to compete effectively our financial results will suffer.

•                  Our products involve the use of hazardous materials, and as a result we are exposed to potential liability claims and to costs associated with complying with laws regulating hazardous waste.

•                  Our common stock may be delisted from The NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

•                  If shares under our universal shelf registration statement are issued, then the price of our securities may be negatively affected.

•                  Our significant equity holders may have conflicts of interests with us or you in the future.

•                  Under some circumstances, the holders of our outstanding shares of preferred stock may be entitled to elect some of the directors of Acusphere.

there have been no material changes in our risk factors from those disclosed in Part II. Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Risks Related to Our Company

Based on our operating plans, we will require significant additional capital to fund our operations through and  beyond the  fourth quarter of 2008.  There is substantial doubt as to our ability to continue as a going concern.

We are focused on product development and we have not generated any revenue from commercial sales of our products to date. We have incurred losses each year of our operations. For the six months ended June 30, 2008, we had a net loss available to holders of common stock of $25.6 million. At June 30, 2008 we had an accumulated deficit of $359.4 million. We expect our research and development, general and administrative and sales and marketing expenses will increase over the next several years.

We expect to continue to incur losses and capital expenditures for the foreseeable future. We also anticipate cash outflow from debt repayment and payment of other obligations, including dividends payable on our outstanding shares of 6.5% convertible exchangeable preferred stock. Based on our operating plans, we will require significant additional capital to fund our operations through and beyond the fourth quarter of 2008, including developing products, conducting clinical trials, achieving regulatory approvals, qualifying commercial manufacturing space and, subject to regulatory approval, commercially launching Imagify, or other product candidates under development or future product candidates. We may raise this additional capital through public or private sales of equity, or from borrowings, or from strategic partners.

As a result of our limited capital resources, we have elected and may continue to elect to delay the funding of certain development activities which would result in a delay in the approval and/or commercialization of Imagify. Any such delay in approval and/or commercialization of Imagify would have a material adverse impact on our business and would likely have a material adverse effect on the market price of our common stock. To address our capital needs, we may elect to raise funds through public or private sales of equity or from borrowings or from strategic partners. Additional equity financing, if available, will be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business; and strategic partnerships, if available, may result in royalties or other terms which reduce our economic potential from products under development. In addition, third parties may attempt to acquire us at valuations our board of directors or stockholders may not find attractive.  Since our present capital resources are not sufficient to fund our planned operations for a twelve month period as of the date of this Quarterly Report on Form 10-Q, our current financial resources raise substantial doubt about our ability to continue as a going concern.

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

As of August 5, 2008, we had approximately $15.3 million in aggregate principal indebtedness outstanding related to capital lease obligations, notes payable, accrued dividends and other long-term obligations. As of August 5, 2008, we had outstanding 650,000 shares of our 6.5% convertible exchangeable preferred stock, which shares accrue cumulative cash dividends at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. These payments will:

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

The data obtained from clinical and pre-clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. In particular, we can not assure you that our Imagify clinical results will successfully address FDA requirements sufficiently for us to obtain regulatory approval. No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. FDA analysis of results include both quantitative and qualitative analysis. In both our RAMP-1 and RAMP-2 clinical trial results, we achieved the principal primary endpoint of accuracy but failed to achieve one of the two component primary endpoints in each trial (sensitivity in RAMP-1 and specificity in RAMP-2).  The FDA may look at these trials separately rather than in their totality and may not approve Imagify based upon these missed endpoints. We cannot predict whether FDA will approve Imagify based upon the available results or whether FDA will seek additional data as a condition to approval or whether they will approve Imagify at all.

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

FDA has required warning labels to be added to product labeling for certain ultrasound contrast agents which are approved for use in clinically unstable and acutely ill patients. These FDA-approved agents, Optison, marketed by GE Healthcare and Definity, marketed by Lantheus Medical Imaging, are injected into patients prior to a cardiac ultrasound to improve visibility of the image. While we believe that Imagify is structurally different from these commercially-available ultrasound contrast agents, we cannot assure you that, if approved, Imagify will not be required to carry a similar warning.  As a result, the potential market size may be significantly smaller.

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

We may need to enroll more patients in future clinical trials, and any such additional enrollment would require additional expenditures, which may be material, and would likely result in a delay of ultimate approval of the  for Imagify.

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

We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, and we spent approximately $38,000 during the six months ended June 30, 2008 to dispose of these hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

Our common stock may be delisted from The NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on The NASDAQ Global Market. On January 10, 2008, we received a letter from The NASDAQ Stock Market LLC (“ NASDAQ”) advising that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market.  On July 14, 2008, we received a letter from NASDAQ indicating that we had not regained compliance with the minimum bid price requirement by July 8, 2008 and, as a result, our common stock would be subject to delisting from The NASDAQ Global Market unless we request a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”). We have requested a hearing before the Panel, which will stay the delisting of our common stock pending the issuance of a decision by the Panel following the hearing.  The hearing is scheduled for early September  2008.  At the hearing, we will request continued listing on either The NASDAQ Global Market or The NASDAQ Capital Market based upon our plan for demonstrating compliance with the applicable listing requirements.  Pursuant to the NASDAQ Marketplace Rules, the Panel has the authority to grant us up to an additional 180 days from July 14, 2008 (i.e. January 9, 2009) to implement our plan of compliance, which could include a reverse stock split if the price has not exceeded $1 per share for 10 consecutive business days by that time. There can be no assurance that the Panel will grant our request for continued listing on The NASDAQ Stock Market. In the event the Panel denies our request for continued listing, our common stock may become eligible for quotation and trading on the OTC Bulletin Board.

In addition to the minimum bid price deficiency described above, as of June 30, 2008, we no longer meet the minimum stockholders’ equity requirement for continued listing on The NASDAQ Global Market.

The delisting of our common stock from The NASDAQ Global Market would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The

NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

We have on file with the SEC a universal shelf registration statement on Form S-3 (Registration No. 333-134263), which provides for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability as of June 30, 2008, of approximately $33.5 million, net of financing amounts previously executed under this registration statement. The SEC declared the shelf registration statement effective on August 18, 2006. SEC rules currently limit our ability to utilize a shelf registration statement to no more than one-third of our unaffiliated public float over any twelve month period.  Subject to these limitations, market conditions and our capital needs, and to the extent and so long as we are then eligible to use the registration statements under SEC rules, we may again seek to use any remaining availability under the shelf registration statements by making an offering of securities covered for sale under the registration statements. In addition, we may amend our shelf registration statements or file a new shelf registration statement to increase our potential access to capital. The addition of these securities into the market may be dilutive to existing stockholders and have an adverse effect on the price of our securities.

Our significant equity holders may have conflicts of interests with us or you in the future.

As of August 5, 2008, and based on information provided to us by such entities: Bank of America Corporation and its affiliates beneficially own approximately 6% of our outstanding common stock; Baupost Group LLC beneficially own approximately 6% of our outstanding common stock; Quaker Capital Management Corporation and its affiliates beneficially own approximately 5% of our outstanding common stock; Deutsche Bank AG and its affiliates beneficially own approximately 6% of our outstanding common stock; and the Meditor Group Ltd. and its affiliates beneficially own approximately 5% of our outstanding common stock. Collectively these investors will control approximately 28% of our outstanding common stock. These investors, particularly if they were to act together as a concentrated group, could exert influence over the election of our directors, direct our policies and operations, including future issuances of common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and entering into of extraordinary transactions, and their interests, as a concentrated group, may not in all cases be aligned with your interests. This concentration of ownership among a small number of investors may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

Our common stock is junior to our preferred stock with respect to the right to receive payments in the event of a dissolution, liquidation or winding up of Acusphere.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of August 5, 2008, 650,000 of these shares of preferred stock are outstanding. The preferred stock is senior to the common stock as to liquidation. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of August 5, 2008, we have approximately 46,692,382 shares of common stock outstanding and 650,000 shares of convertible preferred stock outstanding that are convertible into approximately 4.7 million shares of our common stock, plus up to a maximum of approximately 0.4 million additional shares of our common stock issuable at our option in satisfaction of the maximum dividend make-whole payment on these shares of preferred stock. All of the shares of common stock issuable upon conversion of our preferred stock will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

The terms of our outstanding shares of preferred stock may restrict our ability to raise additional capital or hamper or prevent an acquisition of us.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of August 5, 2008, 650,000 of these shares of preferred stock are outstanding. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders. Without the vote or consent of the holders of at least a majority of the shares of preferred stock, we can not authorize or sell any equity security that ranks senior to the preferred stock as to dividends or distributions of assets upon liquidation, dissolution or winding up of Acusphere. As a result of this liquidation preference, it may be difficult for us to raise additional capital through the sale of common stock or junior preferred stock on acceptable terms, or at all.

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

In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of August 5, 2008, 650,000 of these shares of preferred stock are outstanding. Cumulative dividends accrue on our preferred stock at an annual rate of

$3.25 per share, payable quarterly on the first day of March, June, September and December, commencing June 1, 2005. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments.  In February 2008, our Board of Directors elected not to declare a quarterly cash dividend that was otherwise payable on March 1, 2008.  This was the first quarterly dividend that has not been declared or paid on the preferred stock.  On May 30, 2008, our Board of Directors again elected not to declare a quarterly cash dividend in the amount of $0.8125 per share on the preferred stock that was otherwise payable on June 1, 2008. This is the second quarterly dividend that has not been declared and paid on the preferred stock. If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our board of directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the preferred stock, voting separately as a class with holders of preferred stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected. These directors will be appointed to classes on the board as determined by our board of directors. These voting rights will terminate when we have declared and either paid or set aside for payment all accrued and unpaid dividends. The terms of office of all directors so elected will terminate immediately upon the termination of these voting rights.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 5, 2008, the stockholders approved the following proposal:

Elected two people to serve as Class II directors as follows:

Director	Votes For	Votes Withheld
Derek Lemke-von Ammon	35,485,123	1,037,865
Garen Bohlin	35,487,431	1,035,557

	Votes For	Votes Against	Abstain
Ratification of Deloitte & Touche LLP as independent registered public accounting firm for 2008:	36,096,095	208,137	218,756

	Votes For	Votes Against	Abstain
Approve an amendment to the Company’s certificate of incorporation to increase the Company’s authorized common stock from 98.5 million to up to 250 million shares	31,096,535	4,936,181	490,269

ITEM 5. OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that, in accordance with Rule 10b5-1 and our policy governing transactions in our securities, such a plan has been entered into with provisions requiring that any trading of securities thereunder is to be reported when and if it occurs in accordance with applicable law. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Non-Employee Director Compensation Program adopted on June 5, 2008

10.2

Amendment to Patent License Agreement by and between the Company and Bracco International BV, dated as of July 29, 2008 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2008)

10.3

Second Amendment to Patent Transfer Agreement by and between the Company and Bayer Schering Pharma AG, dated as of May 15, 2008 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2008)

10.4

Second Amendment to License Agreement by and between the Company and GE Healthcare AS, dated as of May 15, 2008 (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2008)

10.5

Third Amendment to the Collaboration, License and Supply Agreement dated July 6, 2004 between Acusphere and Nycomed Danmark APS (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2008)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification

31.2*	Rule 13a-14(a) / 15d-14(a) Certification

32.1*	Section 1350 Certifications

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August 2008.

ACUSPHERE, INC.

By:	/s/ Sherri C. Oberg
Sherri C. Oberg
President and Chief Executive Officer

By:	/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*	Non-Employee Director Compensation Program adopted on June 5, 2008

10.2

Amendment to Patent License Agreement by and between the Company and Bracco International BV, dated as of July 29, 2008 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2008)

10.3

Second Amendment to Patent Transfer Agreement by and between the Company and Bayer Schering Pharma AG, dated as of May 15, 2008 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2008)

10.4

Second Amendment to License Agreement by and between the Company and GE Healthcare AS, dated as of May 15, 2008 (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2008)

10.5

Third Amendment to the Collaboration, License and Supply Agreement dated July 6, 2004 between Acusphere and Nycomed Danmark APS (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2008)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification

31.2*	Rule 13a-14(a) / 15d-14(a) Certification

32.1*	Section 1350 Certifications

* filed herewith