Form 10-Q
period 2008-09-30
ACUSPHERE INC
filed 2008-11-10
CIK 1115143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 6, 2008 there were 49,506,766 shares of the registrant’s common stock, $.01 par value per share, outstanding.

ACUSPHERE, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2008

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	As of
	September 30, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,112	$26,102
Other current assets	1,583	1,265
Total current assets	5,695	27,367

PROPERTY AND EQUIPMENT
Property and equipment, at cost:	55,002	54,941
Less accumulated depreciation and amortization	(39,231)	(31,699)
Property and equipment, net	15,771	23,242

OTHER ASSETS	1,334	1,411
TOTAL ASSETS	$22,800	$52,020

LIABILITIES AND STOCKHOLDERS’(DEFICIT)/EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$10,225	$8,556
Accrued expenses	4,404	3,596
Current portion of deferred revenue	2,545	4,667
Current portion of deferred revenue - related party	750	0
Accounts payable	882	1,994
Dividend payable	756	0
Derivative liability	64	13
Total current liabilities	19,626	18,826
LONG-TERM LIABILITIES:
Long-term obligations, net of current portion	3,246	9,454
Deferred revenue, net of current portion	1,386	—
Deferred revenue – related party, net of current portion	8,875	—
Total long-term liabilities	13,507	9,454
COMMITMENTS
STOCKHOLDERS’ (DEFICIT)/EQUITY:
Preferred stock, $0.01 par value per share
Authorized - 5,000,000 shares as of September 30, 2008 and December 31, 2007; Designated 6.5% convertible exchangeable -1,000,000 shares as of September 30, 2008 and December 31, 2007; issued and outstanding 480,000 shares as of September 30, 2008 and 690,000 shares as of December 31, 2007 (liquidation value $24,000,000 as of September 30, 2008)	5	7
Common stock, $0.01 par value per share
Authorized, 98,500,000 shares as of September 30, 2008 and December 31, 2007; issued and outstanding 48,070,622 shares as of September 30, 2008 and 46,273,945 as of December 31, 2007	481	463
Additional paid-in capital	358,872	358,141
Accumulated deficit	(369,691)	(334,871)
Total stockholders’ (deficit)/equity	(10,333)	23,740
TOTAL LIABILTIES & STOCKHOLDERS’ (DEFICIT)/EQUITY	$22,800	$52,020

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

REVENUE (1)	$339	$667	$1,860	$2,000

OPERATING EXPENSES:
Research and development	7,503	11,728	27,211	32,571
General and administrative	2,772	3,092	8,595	9,669
Total operating expenses	10,275	14,820	35,806	42,240

Interest income	45	629	311	1,912
Other income	55	—	55	—
Loss on extinguishment of debt	—	—	—	(1,146)
Interest expense	(332)	(490)	(1,125)	(1,589)
Change in valuation of derivative	(115)	13	(115)	(106)
NET LOSS	(10,283)	(14,001)	(34,820)	(41,169)

Dividends on preferred stock	(390)	(561)	(1,446)	(1,714)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(10,673)	$(14,562)	$(36,266)	$(42,883)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE –
Basic and diluted	$(0.23)	$(0.32)	$(0.78)	$(1.04)

WEIGHTED-AVERAGE SHARES OUTSTANDING –
Basic and diluted	47,218	46,213	46,791	41,411

The accompanying notes are an integral part of these consolidated financial statements.

(1)           Includes related-party amounts of approximately $0.2 million and $0.3 million, respectively, for the three and nine months ended September 30, 2008 (see Note 10).

ACUSPHERE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,820)	$(41,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,429	1,851
Depreciation and amortization	7,544	7,583
Loss on disposal of property and equipment		249
Loss on extinguishment of debt	—	1,146
Noncash interest expense	553	657
Noncash rent expense	(144)	8
Noncash amortization of deferred revenue	(1,860)	(2,000)
Noncash amortization of fee and warrants to financial advisor	247	168
Noncash change in valuation of derivative	115	106
Changes in operating assets and liabilities:
Deferred revenue	10,750	—
Other current assets	(538)	(66)
Accounts payable	(1,112)	(116)
Accrued expenses	741	964
Net cash used in operating activities	(17,095)	(30,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(73)	(769)
Increase in other assets		24
Net cash used in investing activities	(73)	(745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(4,832)	(6,897)
Proceeds from long-term obligations	—	901
Net proceeds from sale of stock	—	18,698
Payment of preferred stock dividends	—	(1,714)
Proceeds from exercise of stock options	—	97
Proceeds from issuance of common stock from employee stock purchase plan	10	39
Net cash (used in) provided by financing activities	(4,822)	11,124

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,990)	(20,240)

CASH AND CASH EQUIVALENTS, Beginning of period	26,102	59,750
CASH AND CASH EQUIVALENTS, End of period	$4,112	$39,510

The accompanying notes are an integral part of these consolidated financial statements.

ACUSPHERE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Acusphere, Inc. and Subsidiaries (“Acusphere” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements. Those audited statements are included in our Annual Report on Form 10-K for the year ended December 31, 2007, which has been filed with the SEC.

Acusphere is a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using its proprietary microparticle technology. The Company is focused on developing proprietary drugs that can offer significant benefits over existing drugs, including improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. The Company’s lead product, Imagify™ (perflubutane polymer microspheres for delivery in an injectable suspension, pronounced i-maj’-i-fi, formerly known as AI-700) is a cardiovascular drug for the detection of coronary artery disease, the leading cause of death in the United States. The Company submitted a new drug application (NDA) with the U.S. Food and Drug Administration (FDA) for Imagify on April 28, 2008 which was accepted by the FDA for review on June 30, 2008. With a standard review, under the FDA Prescription Drug User Fee Act (PDUFA), the target action date is 10 months from the submission date, or February 28, 2009. The Company also has demonstrated that its technology has the potential to improve the formulation of hydrophobic drugs and asthma drugs.

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

Going Concern Presentation – As of September 30, 2008, the Company had cash and cash equivalents of $4.1 million, current liabilities of $19.6 million and stockholders’ deficit of $10.3 million. During the nine months ended September 30, 2008, the Company incurred a net loss available to common stockholders of $36.3 million. During the nine months ended September 30, 2008, operating activities used approximately $17.1 million of cash. As described in Note 12, the Company obtained $20.0 million in funding on November 3, 2008. However, given the Company’s results from operations, current forecasts, and financial position as of September 30, 2008, the Company will require significant additional funds in order to fund operations through and beyond the second quarter of 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of a going concern assumption and do not reflect any adjustments that might result from the outcome of this uncertainty.

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

On March 28, 2008, the Company entered into a license agreement (the “Cephalon License”) with Cephalon, Inc. (“Cephalon”), a related party (See Note 10), providing Cephalon with an exclusive, worldwide license to the Company’s Hydrophobic Drug Delivery System (HDDS) for oncology applications, along with the rights to AI-850, the Company’s formulation of paclitaxel, in exchange for a cash payment of $10.0 million, paid upon the execution of the agreement.  The term of the agreement extends until expiration of the last of the patents licensed under the agreement.  During the term of the license the Company is obligated to support Cephalon activities in connection with AI-850.  This support includes allowing access to Acusphere personnel for discussions relating to regulatory, scientific and medical technology and allow access to any records that may be required in connection with any regulatory filings or submissions.  On September 2, 2008, the Company entered into a letter agreement amending the Cephalon License.  The amendment did not modify the accounting treatment with respect to the Cephalon License.  The Company has recorded this payment in deferred revenue at September 30, 2008, and is recognizing it as income ratably over the remaining estimated useful life of the patents, or approximately 13 years.  The Company began recognizing revenue under the Cephalon License in the second quarter of 2008.

In July 2004, the Company entered into a collaboration, license and supply agreement with Nycomed Danmark APS (“Nycomed”) in which the Company granted Nycomed rights to develop and market Imagify in Europe.  As of September 30, 2008, Nycomed has paid $12.0 million in license fees for the Company’s research and development efforts, which is being recognized ratably in revenue over the development period.  Estimation of this development period involves the evaluation of many assumptions and uncertainties inherent in the performance of a long-term development project.  The Company regularly evaluates these assumptions and uncertainties and the estimated development recognition period may change if facts and circumstances change.  There was no change in the amortization period during the year ended December 31, 2007.   During the third quarter of 2008, management reevaluated the assumptions underlying the development term and revised the estimated development period from 54 months to 66 months.  The remaining $2.7 million of the $12.0 million in development payments already received, but yet to be recognized as revenue, is included in deferred revenue at September 30, 2008 and will be recognized over the remaining estimated development period.

In October 2005 and February 2006, the Company and Nycomed amended the collaboration agreement to accelerate $2.0 million in milestone payments in order to fund certain activities associated with brand development and qualification of a commercial manufacturing facility. The $2.0 million in payments received pursuant to these amendments were considered advances against a future milestone payment for a European regulatory filing, or Marketing Authorization Application (“MAA”). In September 2008, the arrangement with Nycomed was amended.  This amendment removed a contingency associated with the $2.0 million of payments.  As a result the $2.0 million has been included with the aforementioned $12 million and is being recognized over the 66 month development period utilizing the cumulative catch-up methodology.  Approximately $0.5 million of the $2.0 million in development payments already received, but yet to be recognized as revenue, is included in deferred revenue at September 30, 2008 and will be recognized over the remaining estimated development period.

On June 26, 2008, the Company executed the Third Amendment (the “Third Amendment”) to the Collaboration, License and Supply Agreement dated July 6, 2004 with Nycomed, as amended, for the European development and marketing rights to Acusphere’s product candidate AI-700 or Imagify™ (the “Product”).  Pursuant to the Third Amendment, Nycomed shall reimburse the Company for expenses arising from and after June 1, 2008 and related to the Company’s qualification of its commercial manufacturing facility in Tewksbury, Massachusetts.  Such amounts shall not, in the aggregate, exceed $750,000 and are payable by Nycomed upon receipt of monthly invoices.  The Third Amendment further provides that $750,000 shall be credited against Nycomed’s initial purchases of the Product so that Nycomed shall only pay for Products delivered after such $750,000 has been fully credited.  The Company has included the $750,000 in long-term deferred revenue.

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

Stock compensation expense under SFAS 123R for the three and nine months ended September 30, 2008 and 2007 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Research & development	$0.2	$0.3	$0.7	$0.8
General & administrative	0.2	0.3	0.7	1.0
Total	$0.4	$0.6	$1.4	$1.8

In accordance with SFAS 123R, the Company will report any excess tax benefits from the exercise of non-qualified stock options as financing cash flows.  There were no excess tax benefits recorded from the exercise of non-qualified stock options for the nine months ended September 30, 2008 and 2007.

For purposes of recording stock option-based compensation expense, the fair values of each stock option granted under the Company’s stock option plan were estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of all stock option grants issued for the three months ended September 30, 2008 and 2007 were $0.36 and $0.81, respectively, and for the nine months ended September 30, 2008 and 2007 were $0.33, and $1.27, respectively.

The fair values of all stock option grants issued were determined using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Risk-free interest rate	3.45%	4.31%	2.96%	4.77%
Expected volatility of underlying stock	76.4%	54.71%	65.58%	51.00%
Expected life of option grants (years)	5.0	5.0	5.0	5.0
Expected dividends	0	0	0	0

The fair values of options granted during six-month period ended August 31, 2008 and 2007 under the Company’s Purchase Plan were calculated using the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	1.97%	4.21%
Expected volatility of underlying stock	75.9%	54.40%
Expected life of option (years)	0.5	0.5

Stock Option Activity

During the three months ended September 30, 2008, the Company granted stock options to existing employees, as part of the Company’s performance review process and new employees and directors. All such options were granted with exercise prices equal to the current market value of the underlying common stock on the date of grant.

			Weighted Average
	Number of	Exercise Price	Exercise Price	Grant Date
	Shares	Per Share	Per Share	Fair Value
For the three months ended September 30, 2008:	685,903	$0.56	$0.56	$245,896

On August 31, 2008, the company issued 12,927 shares of its common stock under the Purchase Plan at $0.38 per share, reflecting 85% of the closing stock price.

Stock option activity for the nine months ended September 30, 2008:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, January 1, 2008	4,679,776	$0.63 - $13.02	$4.99
Granted	3,182,874	0.56 - 0.68	0.59
Exercised	—	—	—
Forfeited	(1,164,470)	0.56 - 13.02	2.68
Balance, September 30, 2008	6,698,180	$0.56 - $13.02	$3.30	7.5	$0

Vested or Expected to Vest, September 30, 2008	6,056,649	$0.55 - $13.02	3.30	7.5	$0
Exercisable, September 30, 2008	3,565,704	0.56 - 13.02	5.05	6.0	$0

As of September 30, 2008, there was $1.8 million of total expected unrecognized compensation costs related to unvested stock options under the Company’s stock-based plans.  That cost is expected to be recognized over a weighted-average period of 2.9 years.

4. Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss available to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. As of September 30, 2008 and 2007, anti-dilutive securities, which consist of convertible exchangeable preferred stock, stock options, warrants, and restricted common stock that are not included in the diluted net loss per share calculation aggregated 18,973,154 and 19,435,320  shares, respectively.

5. Balance Sheet Data

(in thousands)

	September 30, 2008	December 31, 2007
Other assets consist of the following:
Deposits	$1,139	$1,126
Other assets	195	285
	$1,334	$1,411

Accrued expenses consist of the following:
Accrued contract services	$826	$1,404
Accrued vacation (1)	67	517
Accrued bonus (2)	1,028	129
Other accrued expenses (3)	2,483	1,546
	$4,404	$3,596

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

Note (2) – On July 28, 2008, the Company announced that, pursuant to the Senior Management Compensation Plan approved by the Compensation Committee of the Company’s Board of Directors on July 25, 2008, all senior managers at the Vice President level and above (“Management”) took salary reductions of 10% or more, to further decrease operating costs while the Company awaits Food and Drug Administration (“FDA”) review of its New Drug Application (“NDA”) for Imagify™ (Perflubutane Polymer Microspheres for Injectable Suspension). The salary reductions described were effective on August 1, 2008.  In connection with such reductions and pursuant to the Senior Management Compensation Plan, on July 25, 2008 the Compensation Committee and the Board of Directors granted common stock option awards to each member of Management pursuant to the Company’s 2005 Stock Option and Incentive Plan. The options vest 100% upon completion of the first debt or equity financing in excess of $10 million by the Company after the Prescription Drug User Fee Act (“PDUFA”) date, currently expected to be February 28, 2009, for Imagify or upon an acquisition of the Company (a “Qualified Financing”). Each member of Management who is still employed by the Company upon the completion of a Qualified Financing will also receive a cash bonus equal to the total amount of pre-reduction base salary forgone as a result of the Management base salary reduction; provided that members of Management may also elect to take additional base salary reductions in exchange for a larger cash retention bonus and option grant.  For reductions of 20%, for every dollar of pay cut there will be two dollars of cash retention bonus and twice the level of option grants.

In September 2008, the Board approved a supplemental bonus program for full time employees employed by the Company as of September 15, 2008.  Employees who carry the title of Vice President or above are not eligible for this program.  The amount of the bonus will be 25% of such employee’s base salary at the time of the payment.  The bonus is contingent upon such employees remaining an employee of the Company through the FDA’s complete response letter to the Company’s NDA for Imagify which is expected on or about the PDUFA action date of February 28, 2009.  In addition, the bonus is further contingent upon the Board’s determination that the Company completed a financing to provide sufficient funding to make the proposed bonus payment.  If the contingencies are met and all employees eligible remained through that date, the bonus would amount to approximately $1.3 million.

The Company began ratably accruing for these bonuses in September 2008 and the accrued amount at September 30, 2008 was approximately $300,000.

Note (3) – Includes an $0.6 million payable under an intellectual property license agreement with Bracco.  On July 29, 2008, the Company entered into an amendment (the “Amendment”) to the Bracco International BV patent license agreement.  See “Footnote 6. Intellectual Property”.

6.  Intellectual Property

The Company expenses intellectual property costs incurred in obtaining license right and patent rights to technology or products for which technological feasibility has not been commercially demonstrated and no alternative future use has been shown to exist.  No amount has been capitalized by the Company relating to the costs of intellectual property developed or acquired by the Company.

On June 1, 2006, the Company entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from GE Healthcare (“GE”), a division of General Electric Company. In consideration of the non-exclusive license of these patents, the Company agreed to pay GE $10.0 million prior to commercial approval of Imagify, of which $5.0 million was paid in

June 2006 and $5.0 million was due in June 2007.  Effective May 11, 2007 the Company entered into an amendment (the “First GE Amendment”) to the GE patent license agreement.  Pursuant to the First GE Amendment: $1.5 million was paid to GE in May 2007.    On May 15, 2008, the Company entered into a second amendment (the “Second GE Amendment”) to the GE patent license agreement.  Under the First GE Amendment, the Company was due to make a series of six (6) consecutive quarterly installments of approximately $0.9 million due on the first day of the third month of each calendar quarter, commencing on June 1, 2008.  The Second GE Amendment provides that, in lieu of these payments, the Company shall make a series of payments due as follows: $5.5 million due as of June 1, 2007, payable in two installments commencing on June 1, 2008. The first installment of $0.9 million is due on June 1, 2008 and was paid in May 2008 and the remaining installment is due and payable on October 1, 2009 in an amount consisting of (i) the amount of approximately $4.6 million in principal plus (ii) interest accruing on such principal amount from July 1, 2008 at the rate of 6% per annum until paid in full.  If receipt of regulatory approval by the FDA to market Imagify in the United States, or the approval of a Marketing Authorization Application (“MAA”) to market Imagify in Europe, is received prior to the October 1, 2009 due date, any then remaining balance of the approximately $4.6 million (plus interest accrued to such date) payable as described above shall be immediately due and payable in full. The other terms of the agreement are otherwise unchanged.  The Company has included the current carrying value of the remaining installment in the current portion of long-term liabilities at September 30, 2008.

On June 1, 2006, the Company entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from Bracco International BV (“Bracco”). The agreement provides the Company with use of Bracco’s ultrasound-related patents and patent applications in combination with the Company’s lead product candidate Imagify in the field of ultrasound diagnostic imaging. The term of the agreement extends until expiration of the last of the patents licensed under the agreement.  In consideration for the non-exclusive license of these patents, the Company agreed to pay Bracco up to a total of Euros 3.0 million, of which Euros 0.5 million (approximately $0.6 million) was paid in June 2006. On July 29, 2008, the Company entered into an amendment to the Bracco patent license agreement.  Under the Bracco patent license agreement, the Company was obligated to make a payment of Euros 500,000 (approximately $0.8 million) to Bracco within five business days after the acceptance by the FDA of a new drug application filing package for Imagify.  The FDA accepted the Company’s application on June  30, 2008, making such payment to Bracco due on July 8, 2008.  The Amendment reduces the amount of the payment due on July 8, 2008 to Euros 100,000 (approximately $0.2 million), and provides that an additional payment of Euros 400,000 (approximately $0.6 million) will be due on the first anniversary of such acceptance by the FDA, or June 30, 2009.  The Amendment further provides that the Company grants Bracco a perpetual non-exclusive and royalty-free right and license within the field of ultrasound diagnostic imaging to use and exploit any intellectual property that the Company has developed or may develop after June 1, 2006 which relates to, or to the use or performance of, the patents licensed by Bracco under the Agreement.  The Company has made the payment of Euro 100,000 (approximately $0.2 million) in August 2008 and the remaining payment of Euros 400,000 (approximately $0.6 million) that is due on the first anniversary of such acceptance by the FDA, or June 30, 2009 is classified in current liabilities as of September 30, 2008.  An additional Euros 2.0 million is payable upon the Company’s achievement of certain defined regulatory milestones.  The Company also agreed to pay a royalty on future Imagify revenue, up to a maximum royalty amount of Euros 10.0 million, less a portion of the above-referenced milestone payments. These other obligations have not been recorded at this time since they are contingent upon the outcome of future events.

On May 11, 2005, the Company entered into a Patent Transfer Agreement with Bayer Schering Pharma AG (“Schering”) pursuant to which the Company acquired rights, title and interest in certain ultrasound-related patents from Schering. In consideration of the transfer and assignment of these patents, the Company agreed to pay Schering a total of $7.0 million of which $1.0 million was paid in May 2005, $3.0 million was paid in May 2006, and $3.0 million was due in May 2007.  Effective April 27, 2007 the Company entered into an amendment (the “First BSP Amendment”) to the Schering patent transfer agreement.  Pursuant to the First BSP Amendment $1.5 million was paid in May 2007.  On May 15, 2008, the Company entered into a second amendment (the “Second BSP Amendment”) to the Schering patent transfer agreement.  Under the First BSP Amendment, the Company was due to make a payment of $1.0 million to Schering on or before fifteen days after May 11, 2008 and a payment of another $1.0 million to Schering on or before fifteen days after May 11, 2009.  The Second BSP Amendment provides that, in lieu of these payments, the Company shall make a series of payments due as follows: $200,000 on or before fifteen days following execution of the Second BSP Amendment and $1.8 million on or before fifteen days after May 11, 2009.  The $200,000 payment was paid in May 2008 and the current carrying value of the remaining $1.8 million has been included in the current portion of long-term obligations at September 30, 2008.

7. Long-term Obligations

The carrying value of long-term obligations is as follows (in thousands):

	September 30, 2008	December 31, 2007
Capital lease obligations	$47	$67
Notes payable	6,335	10,029
Amounts due under intellectual property agreements	6,092	6,666
Operating Leases	997	1,248
subtotal	13,471	18,010
Less current maturities	(10,225)	(8,556)
Long-term obligations, net	$3,246	$9,454

Capital Lease Obligations

The Company leases capital equipment through Banc of America Leasing Corporation. The remaining monthly payments range from $460 to $1,019 with maturities through June 2010. Interest rates for the above leases range from 7.3% to 9.4%. Acusphere does not have any additional borrowing availability under these lease arrangements as of September 30, 2008.  At September 30, 2008 and December 31, 2007, the cost and net carrying value of equipment under capital leases amounted to approximately $47,000 and $67,000, respectively.

Notes Payable

Equipment Promissory Notes—In 2004 and 2005, the Company borrowed an aggregate of $10.5 million under an equipment financing line with GE Capital Corporation. In January 2006, the line was amended and the availability was increased by an additional $3.5 million and was extended through May 2007. During the year ended December 31, 2007, the Company borrowed approximately $0.9 million, no additional amounts may be borrowed under this line.  Borrowings are collateralized by equipment and other capital purchases made with the proceeds from these notes, with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for December 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.7% to 10.7%. The loans under this line are subject to acceleration upon certain events of default, including but not limited to: i) the failure to make timely payments of principal and interest, ii) a default on other material obligations, or iii) a material adverse change in the financial condition of the borrower.  As of September 30, 2008, net of repayments, the Company had $2.5 million outstanding under the line.

In 2005 the Company borrowed an aggregate of $7.0 million under an equipment financing line with Oxford Finance Corporation. As of September 30, 2008, net of repayments, the Company had $2.0 million outstanding under the line. Borrowings are collateralized by the equipment financed, with repayment due in monthly installments over 36 to 48 months, with the last such repayment scheduled for March 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 10.3% to 10.9%. The loans under this line are subject to acceleration upon certain events of default, including but not limited to the failure to make timely payments of principal and interest, a default on other material obligations, or a material adverse change in the financial condition of the borrower.  No additional amount may be borrowed under this line.

Facility Loan Agreement— In March 2005 the Company borrowed $2.0 million under a loan agreement with MassDevelopment to help finance certain tenant improvements to its commercial manufacturing facility in Tewksbury, Massachusetts. The loan is secured by certain improvements made at the facility, interest accrues at 5.0% per annum with retroactive adjustments to 9.0% in the event the Company achieves positive operating cash flow, as defined in the agreement, prior to repayment of the loan. Accrued principal and interest are being repaid over a 10 year term. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. Acusphere began making payments on this loan in May 2007 and as of September 30, 2008, has approximately $1.9 million outstanding under the loan.

The retroactive interest rate adjustment feature of the loan agreement was deemed to be an embedded derivative instrument requiring separate accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and was initially valued at $62,000. The derivative asset is being amortized as interest expense over a term beginning with the loan agreement effective date and ending with the currently expected payment date of the retroactive interest. The fair value of the derivative liability is re-measured at each reporting period, with any change in value charged or credited to interest expense. There was no change in the estimated fair value of the derivative liability at September 30, 2008.

FASB Statement No. 157 Fair Value Measurements (“SFAS No. 157”) establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value of the derivative liability is determined utilizing a model which is classified as  Level 3 under SFAS No. 157.

Amounts Due Under Intellectual Property Agreements

Under the Company’s amended patent transfer agreement with Schering, a $1.8 million payment is due in May 2009.  Under the Company’s amended license agreement with GE, the Company is scheduled to make a $4.6 million payment (plus interest) in October

2009.  See “Footnote 6. Intellectual Property”.  Under the Company’s patent license agreement with Bracco, as amended on July 29, 2008, the Company was obligated to make a payment of Euros 500,000 (approximately $0.8 million) to Bracco within five business days after the acceptance by the FDA of a new drug application filing package for Imagify.  The FDA accepted the Company’s application on June  30, 2008, making such payment to Bracco due on July 8, 2008.  The amendment reduced the amount of the payment due on July 8, 2008 to Euros 100,000 (approximately $0.2 million), and provides that an additional payment of Euros 400,000 (approximately $0.6 million) will be due on the first anniversary of such acceptance by the FDA, or June 30, 2009.

As of September 30, 2008, the Company has included the current carrying value of the $6.1 million in the current portion of long-term obligations, representing payments due under the GE and Schering agreements within the next twelve months.  The Company has included the $0.6 million due under the Bracco agreement in current liabilities.

Operating Leases

Lease expense for the Company’s real estate leases, which generally have escalating lease payments over the term of the leases, is recorded on a straight-line basis over the lease term, as defined in SFAS No. 13, “Accounting for Leases”. The difference between the expense recorded in the consolidated statements of operations and the amount paid is recorded as deferred rent and is included in the consolidated balance sheets.

8. Stockholders’ (Deficit)/Equity

Convertible Exchangeable Preferred Stock

On February 24, 2005, the Company issued 900,000 shares of 6.5% convertible exchangeable preferred stock (the “Preferred Stock”) at $50.00 per share resulting in aggregate gross proceeds to the Company of $45.0 million (net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses). Each share of Preferred Stock has a liquidation preference of $50.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. As of September 30, 2008, dividends accumulated on the Preferred Stock totaled $8.4 million, of which $7.3 million have been paid in cash or issuance of common stock.

In February 2008 and May 2008, the Company’s Board of Directors did not declare the quarterly cash dividend on the preferred stock, payable on March 1, 2008 and June 1, 2008, respectively.  On August 30, 2008, the Board of Directors of the Company again elected not to declare a quarterly cash dividend in the amount of $0.8125 per share on the preferred stock that was otherwise payable on September 1, 2008. This is the third quarterly dividend that has not been declared and paid on the preferred stock.  Under the terms of the preferred stock, the holders thereof shall be entitled to vote as a separate class to elect two directors if the Company has not paid the equivalent of six or more quarterly dividends, whether or not consecutive. These voting rights will continue until the Company pays the full accrued but unpaid dividends on the preferred stock.  The dividend payable on September 1, 2008, which would have totaled $0.4 million in the aggregate, has been included in current liabilities as of September 30, 2008.  Currently, there is a balance in current liabilities for total dividends payable as of September 30, 2008 of approximately $0.8 million.

The Preferred Stock is convertible into the Company’s common stock at any time at the option of the holder at a conversion rate of 7.2886 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $6.86 per share. The initial conversion price is subject to adjustment in certain events, but is not subject to “price based” anti-dilution adjustment. The Company has reserved approximately 3.5 million shares of common stock for issuance upon such conversion.

The Company may elect to automatically convert some or all of the Preferred Stock into shares of common stock if the closing price of the Company’s common stock has exceeded $10.30 per share (150% of the conversion price) for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion. Prior to March 1, 2009, if the Company elects to automatically convert, or if any holder elects to voluntarily convert, the Preferred Stock, the Company will also make an additional payment (“Make-Whole” payment) equal to the aggregate amount of dividends that would have been payable on the Preferred Stock so converted from the original date of issuance through and including March 1, 2009, less any dividends already paid on the Preferred Stock. This additional payment is payable by the Company, at its option, in cash, in additional shares of its common stock, or in a combination of cash and shares of common stock. The Company has reserved a maximum of approximately 0.3 million shares of common stock for issuance under this Make-Whole provision.

In August 2008, one stockholder voluntarily converted 170,000 shares of Preferred Stock into 1,239,066 shares of the Company’s common stock.  In connection with the conversion, the Company issued an additional 115,682 shares of the Company’s common stock in satisfaction of the required Make-Whole payment.

In February 2008, one stockholder voluntarily converted 40,000 shares of Preferred Stock into 291,545 shares of the Company’s common stock.  In connection with the conversion, the Company issued an additional 27,219 shares of the Company’s common stock in satisfaction of the required Make-Whole payment.

From February 2005 through September 30, 2008, 420,000 shares of Preferred Stock have been voluntarily converted into 3,061,223 shares of the Company’s common stock. In connection with such conversions, the Company issued an additional 490,504 shares of the Company’s common stock in satisfaction of the required Make-Whole payment. The fair value of these Make-Whole payments was approximately $1.8 million, which was charged against the derivative liability.

In accordance with SFAS No. 133, the Company is required to separate and account for as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the outstanding portion of the derivative are recognized in earnings as unrealized gain or loss on derivative in the statement of operations. The Company determined the fair value of the dividend make-whole payment feature to be $3.1 million at February 24, 2005 (the commitment date). This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. At September 30, 2008, the derivative liability was valued at $64,000 and at December 31, 2007, the fair value was $13,000. The fair value of the derivative liability is determined utilizing a model which is classified as  Level 3 under SFAS No. 157.

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

Common Stock

As of September 30, 2008, there were 98.5 million shares of common stock authorized, 48.1 million shares of common stock outstanding and 22.8 million shares of common stock reserved for issuances, representing 3.5 million shares reserved for issuance in connection with outstanding convertible exchangeable preferred stock, 0.3 million shares reserved for issuance in connection with the make-whole payments provisions of the outstanding convertible exchangeable preferred stock, 8.8 million shares reserved for issuance in connection with outstanding common stock warrants, 6.7 million shares reserved for issuance in connection with outstanding stock options, 3.3 million shares reserved for issuance, in aggregate, in connection with shares available for future stock or option grants under the 2003 Stock Option Plan and Amended 2005 Stock Option Plan, and 0.2 million shares reserved for issuance under the Employee Stock Purchase Plan.

9. Common Stock Warrants

As of September 30, 2008, warrants to purchase shares of the Company’s common stock, the origination of which were derived in connection with debt and lease financing transactions, the collaborative agreement with Nycomed and the April 2006, December 2006 and June 2007 common stock offerings, were outstanding for an aggregate of 8,776,432 shares of common stock at an effective weighted average price of $4.39 per share as follows:

Number of	Exercise Price	Expiration
Shares	Per Share	Date
16,212	19.80	October 16, 2008
14,934	19.80	October 19, 2008
114,895	8.50	October 20, 2008
55,732	6.28	November 30, 2009
2,688	19.80	January 5, 2010

30,844	28.50	March 30, 2011
28,138	28.50	September 27, 2011
1,731,600	7.97	April 12, 2011
3,703,701	3.11	December 12, 2011
3,077,688	3.10	June 15, 2012
8,776,432	$4.39

10. Related Party Transaction

On March 28, 2008, the Company entered into a license agreement with Cephalon providing Cephalon with an exclusive, worldwide license to the Company’s Hydrophobic Drug Delivery System (HDDS) for oncology applications, along with the rights to AI-850, the Company’s formulation of paclitaxel, in exchange for a cash payment of $10.0 million, paid upon the execution of the agreement.  The term of the agreement extends until expiration of the last of the patents licensed under the agreement.  The Chairman, founder and CEO of Cephalon is also the current Presiding Director of the Board of Directors of the Company. Martyn Greenacre is a member of the Board of Directors of both the Company and Cephalon. As of September 30, 2008, approximately $0.8 million is included in current portion of deferred revenue and approximately $8.9 million is included in the long-term deferred revenue.  In addition, the Company recognized approximately $0.2 million and $0.3 million, respectively, for the three and nine months ended September 30, 2008 of revenue associated with this agreement.

11. New Accounting Pronouncements

In September 2006, the FASB issued SFAS (SFAS) No. 157, Fair Value Measurements, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The purpose of FAS No.157 is to clarify and set forth consistent rules for defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles and expanding disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements where those accounting pronouncements have determined that fair value is the relevant measurement attribute. SFAS No. 157 does not require any new fair value measurements, but for some entities the application of SFAS No. 157 could change current practice.  Except as described below, we have adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements or disclosures.

In February 2008, FASB issued FASB FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 will provide a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, SFAS No. 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years. The Company is currently evaluating the impact that applying FAS No. 157 to nonfinancial assets and liabilities will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  This statement allows the measurement at fair value of financial instruments and certain other items that are currently not required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this statement permits the measurement of eligible items at fair value at specified election dates, with unrealized gains and losses on the items for which the fair value option has been elected reported in earnings at each subsequent reporting date.  SFAS No. 159 was effective for the Company in the first quarter of 2008. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements or condition as they did not elect to use fair value measurements on any assets or liabilities under this statement and have not subsequently elected to carry any assets or liabilities at fair value.

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

12. Subsequent Events

On November 3, 2008 the Company closed a transaction with Cephalon to provide $20 million in upfront funding to the Company.  Cephalon purchased a $15 million senior secured convertible note (the “Cephalon Note”) and paid a $5 million upfront fee for an exclusive worldwide license to AI-525, a preclinical-stage injectable formulation of celecoxib using the Company’s proprietary Hydrophobic Drug Delivery System (HDDS™) technology (the “Celecoxib License”).    The terms of the Celecoxib License also include a milestone payment of $15 million upon the receipt from the US Food and Drug Administration (“FDA”) of final approval of the first New Drug Application or NDA with respect to celecoxib for any indication, and certain royalty payments based on future sales by Cephalon of celecoxib.  The transaction with Cephalon described in this Note 12 shall be referred to collectively as the “Cephalon Transaction”.  The Chairman, founder and CEO of Cephalon is also the current Presiding Director of the Board of Directors of the Company. Martyn Greenacre is a member of the Board of Directors of both the Company and Cephalon.

The Cephalon Note includes an annual interest rate of 8.0% payable annually over three years in cash or shares of the Company’s common stock at the Company’s election. The Cephalon Note is secured by certain assets of the Company, including all of the Company’s intellectual property, pursuant to the terms of a Pledge and Security Agreement with Cephalon.  The Cephalon Note is subject to acceleration and an increased interest rate of 15% upon the happening of customary events of default, including the failure to make timely payments of principal and interest.

The Cephalon Note is convertible at Cephalon’s option any time prior to November 3, 2009 into one of the following: (i) the greater of (A) the number of shares of the Company’s common stock equal to $15 million divided by 90% of $0.486 (subject to certain adjustments as provided in the Cephalon Note) or (B) the number of shares of the Company’s common stock equal to 51% of the Company’s outstanding common stock on a fully-diluted basis as calculated as set forth in the Cephalon Note on the date of conversion of the Cephalon Note, (ii) the right to enter into an exclusive license to all intellectual property rights of the Company relating to Imagify™ (Perflubutane Polymer Microspheres) for Injectable Suspension (the “Imagify License”) to use, distribute and sell Imagify for all current and future indications including coronary heart disease, in a worldwide territory, excluding those European countries for which Nycomed Danmark ApS has rights pursuant to that certain Collaboration, License and Supply Agreement dated as of July 6, 2004, as amended, or (iii) the satisfaction of Cephalon’s obligation to pay the Company the $15 million milestone payment for approval of the injectable formulation of celecoxib by the FDA for any indication pursuant to the Celecoxib License  In connection with the possible conversion of the Cephalon Note into shares of the Company’s common stock, the Company has also entered into a registration rights agreement with Cephalon pursuant to which the Company has agreed to register for resale shares of the Company’s common stock held by Cephalon.

If Cephalon elects to convert the Cephalon Note into the right to enter into the Imagify License, the Company is entitled to a $40 million regulatory milestone payment upon final FDA approval of the first NDA for Imagify for the detection of coronary artery disease and certain royalty payments based on future sales by Cephalon of Imagify. The term of the Imagify License would extend until the expiration of the last of the patent rights licensed under such agreement.

The Cephalon Note was issued pursuant to a Note Purchase Agreement between the Company and Cephalon (the “Note Purchase Agreement”), which provides for customary representations and warranties and covenants regarding the conduct of the Company’s business for so long as the Cephalon Note remains outstanding or Cephalon holds at least 25% or more of the Company’s outstanding voting securities (the “Restricted Period”).  The Company has also granted Cephalon preemptive rights during the Restricted Period.  In addition, from and after the conversion of the Cephalon Note and for so long as Cephalon holds at least 25% or more of the Company’s outstanding voting securities, Cephalon will have the right to designate that number of directors to the Company’s Board of Directors that is proportional to its equity interest, provided that any future transaction between the Company and Cephalon must be approved by a committee of directors consisting entirely of directors that are independent of Cephalon.

In connection with Cephalon Transaction, and pursuant to the stockholder approval received at the Company’s annual meeting of stockholders on June 5, 2008, the Company filed on October 31, 2008 an amendment to its certificate of incorporation with the

Secretary of State of the State of Delaware increasing the authorized number of shares of its common stock from 98.5 million to 250 million shares.

In October 2008, two stockholders voluntarily converted, in the aggregate, 170,000 shares of Preferred Stock into 1,239,066 shares of the Company’s common stock.  In connection with the conversion, the Company issued an additional 115,682 shares of the Company’s common stock in satisfaction of the required Make-Whole payment.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K.

Overview

We are a specialty pharmaceutical company that develops new drugs and improved formulations of existing drugs using our proprietary porous microparticle technology. We are focused on developing proprietary drugs that can offer significant benefits such as improved safety and efficacy, increased patient compliance, greater ease of use, expanded indications or reduced cost. Our lead product candidate, Imagify™ (perflubutane polymer microspheres), is a cardiovascular drug for the detection of coronary artery disease, the leading cause of death in the United States.  We submitted our new drug application (“NDA”) for Imagify in April 2008 and the NDA was accepted by the FDA for review on June 30, 2008.  The FDA acceptance of the NDA submission indicates that the application is sufficiently complete to permit a substantive review and meets the threshold for filing. With a standard review, under the FDA Prescription Drug User Fee Act (PDUFA), the target action date is 10 months from the submission date, or February 28, 2009.   The FDA has published a Federal Register Notice on the FDA website of a planned public meeting of the Cardiovascular and Renal Drugs Advisory Committee on December 10, 2008, the agenda of which includes a review of Imagify.  In Europe, we have entered into a collaboration agreement with Nycomed for the marketing and sale of Imagify.  Nycomed is responsible for the filing of a Marketing Authorization Application (“MAA”) for Imagify in Europe.  Nycomed’s filing of the European MAA is now planned for 2009.   In addition to our progress with Imagify, we have demonstrated that our technology can improve the formulation of hydrophobic drugs and inhaled asthma drugs.

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

We have incurred significant operating losses to develop our product candidates and we anticipate continuing to incur significant operating losses in the coming years. In particular, we expect to incur significant additional expenses and experience other significant capital requirements to seek regulatory approval for Imagify, to complete the qualification of a manufacturing facility for the initial commercial manufacture of Imagify and, subject to regulatory approvals, to launch Imagify. Since our inception, we have funded our operations primarily through private and public placements of equity securities, equipment-backed financings and other debt financings.  At September 30, 2008, we had approximately $4.1 million in cash and cash equivalents.  With the proceeds received from the Cephalon transaction on November 3, 2008 and based on our current operating plans, we will require significant additional capital to fund our operations through and beyond the second quarter of 2009.

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

We submitted an NDA for Imagify in April 2008 and the NDA was accepted by the FDA for review on June 30, 2008.  The FDA acceptance of the NDA submission indicates that the application is sufficiently complete to permit a substantive review and meets the threshold for filing. With a standard review, under the FDA Prescription Drug User Fee Act (PDUFA), the target action date is 10 months from the submission date, or February 28, 2009.  The FDA has published a Federal Register Notice on the FDA website of a planned public meeting of the Cardiovascular and Renal Drugs Advisory Committee on December 10, 2008, the agenda of which includes a review of Imagify.

The discussion of our NDA submission and likelihood of success reflects our current assumptions, based on our knowledge and experience and the guidance of our advisors.  We cannot assure you that timelines will be met, nor can we assure you that our estimates and assumptions will not change based upon ongoing regulatory feedback or that FDA will approve our NDA.  We cannot control nor predict the timing or extent, if any, of FDA approval of Imagify.  Nycomed is responsible for the submission of Imagify for approval in Europe. Nycomed’s  filing of the MAA for Imagify is currently planned for 2009 due to negative opinion from the

European Medicines Agency (“EMEA”) on pediatric wavier.  Recently enacted European legislation requires applicants to provide a plan for the conduct of pediatric studies (Pediatric Investigational Plan) for all new drugs or obtain a waiver for such requirement before a MAA filing is accepted by EMEA.  Nycomed’s initial request for a pediatric waiver was denied by the EMEA.  We cannot control nor predict the timing or extent, if any, of Imagify approval in Europe or elsewhere.

Imagify Manufacturing Facility Update

As part of our NDA submission for Imagify, we have demonstrated that we can manufacture Imagify at commercial scale and have validated the process in accordance with European regulatory requirements.

In late 2005 we substantially completed the build-out of a 58,000 square foot commercial manufacturing facility in Tewksbury, Massachusetts.  In 2006 we completed commissioning of the manufacturing equipment and utilities, produced full commercial scale development batches of Imagify and substantially completed all Installation Qualification, or IQ, and Operational Qualification, or OQ, requirements relating to the equipment and utilities initially needed for this facility.  In 2007, we continued to make progress on the remaining steps toward the qualification of the manufacturing facility, with aseptic validation completed in early 2008.  We have completed the process validation batches in preparation for Nycomed’s MAA submission in Europe.  Data from the production of Imagify at commercial scale and the aseptic validation data were included in our NDA submission of Imagify.  We believe that our existing facilities are adequate to meet our current and initial projected commercial requirements and that suitable space will be available as needed. We are currently preparing our manufacturing facility for a Pre-Approval Inspection to be conducted by the FDA prior to the PDUFA date in late 2008 or early 2009.

Operational Activities Update

Our current operational activities include:

NDA/MAA:  We completed aseptic validation in early 2008.  We submitted our NDA for Imagify with FDA in April 2008 and the NDA was accepted by the FDA for review on June 30, 2008.  The FDA acceptance of the NDA submission indicates that the application is sufficiently complete to permit a substantive review and meets the threshold for filing. With a standard review, under the FDA Prescription Drug User Fee Act (PDUFA), the target action date is 10 months from the submission date, or February 28, 2009 which we refer to as our “PDUFA Date”.  We submitted the NDA in electronic CTD format, which can also be utilized for submission in Europe, and are currently responding to FDA questions arising from their review of the NDA and preparing for the FDA Cardiovascular and Renal Drugs Advisory Committee meeting on December 10, 2008.   We are currently preparing our manufacturing facility for a Pre-Approval Inspection to be conducted by FDA prior to the PDUFA date in late 2008 or early 2009.  We have completed the process validation batches in preparation for the MAA submission by Nycomed, our European partner.  Nycomed’s filing of the European MAA is currently planned for 2009.

Preparations for Commercialization of Imagify After the PDUFA date: We plan to conduct market research and advance our plans for the commercial launch of Imagify, including conducting various clinical trials designed to support the commercialization of Imagify.

Publication of Imagify Results: In November 2007 we presented data from the RAMP-1 and RAMP-2 clinical trials at the annual American Heart Association meeting in Orlando, Florida and in December 2007, at EuroECHO 2007 in Lisbon, Portugal. We will continue to work with the clinical investigators to publish further data on our clinical trial results.

Agreements with Cephalon: In March 2008 we entered into a license agreement with Cephalon, Inc. or Cephalon providing Cephalon with an exclusive, worldwide license to our Hydrophobic Drug Delivery System (HDDS) for oncology applications, along with the rights to AI-850, our patented formulation of paclitaxel, in exchange for a cash payment of $10.0 million.  The term of this license agreement extends until the expiration of the last of the patent rights licensed under this agreement.  This product development candidate, AI-850, and Abraxane™, a registered trademark of Abraxis Bioscience, Inc., have comparable pharmacokinetic profiles based upon human data available in publications on each drug.  AI-850 is our patented formulation of paclitaxel, the active ingredient in Abraxane™. Drug product candidates that are confirmed to have equivalent pharmacokinetics in a human study may be eligible for regulatory approval as a bioequivalent and the development timeline is accelerated, since Phase 2 and Phase 3 human clinical trials are not required.

In November 2008, we entered into a license agreement with Cephalon providing Cephalon with an exclusive worldwide license to AI-525, a preclinical-stage injectable formulation of celecoxib using our proprietary Hydrophobic Drug Delivery System (HDDS™)

technology, in exchange for an upfront cash payment of $5 million, a milestone payment of $15 million upon our receipt from the FDA of final approval of the first New Drug Application or NDA prepared by us with respect to celecoxib for any indication, and certain royalty payments based on future sales by Cephalon of celecoxib. The term of this license agreement extends until the expiration of the last of the patent rights licensed under the agreement.

In connection with this November 2008 transaction we issued Cephalon a $15 million senior secured convertible note pursuant to a note purchase agreement, which agreement provides Cephalon with preemptive rights on future equity issuances by Acusphere as well as certain restrictive covenants regarding the conduct of our business, in each case for so long as the Cephalon convertible note remains outstanding or Cephalon holds at least 25% or more of our outstanding voting securities, which period we refer to as the restricted period.  In addition, from and after the conversion of the Cephalon convertible note and for so long as Cephalon holds at least 25% or more of our outstanding voting securities, Cephalon will have the right to designate that number of directors to our board of directors that is proportional to its equity interest, provided that any future transaction between us and Cephalon must be approved by a committee of directors consisting entirely of directors that are independent of Cephalon.

The Cephalon convertible note includes an annual interest rate of 8.0% payable annually over three years in cash or shares of our common stock at our election.  The Cephalon convertible note is secured by certain of our assets, including all of our intellectual property.  The Cephalon convertible note is subject to acceleration and an increased interest rate upon the happening of customary events of default, including the failure to make timely payments of principal and interest.

The Cephalon convertible note is convertible at Cephalon’s option any time prior to November 3, 2009 into one of the following: (i) the greater of (A) the number of shares of our common stock equal to $15 million divided by 90% of $.486 (subject to customary adjustments for stock splits and similar events) or (B) the number of shares of our common stock equal to 51% of our outstanding common stock on a fully-diluted basis on the date of conversion of the Cephalon convertible note, (ii) the right to enter into an exclusive license to all of our intellectual property rights relating to Imagify to use, distribute and sell Imagify for all current and future indications including coronary heart disease, in a worldwide territory, excluding those European countries for which Nycomed has rights pursuant to our collaboration agreement with Nycomed, or (iii) the satisfaction of Cephalon’s obligation to pay us the $15 million milestone payment for approval of celecoxib by the FDA for any indication pursuant to the celecoxib license agreement described above.  In connection with the possible conversion of the Cephalon convertible note into shares of our common stock, we also entered into a registration rights agreement with Cephalon pursuant to which we have agreed to register for resale shares of our common stock held by Cephalon.

If Cephalon elects to convert the Cephalon convertible note into the right to enter into the Imagify license, we will be entitled to a $40 million regulatory milestone payment upon final FDA approval of the first NDA for Imagify for the detection of coronary artery disease and certain royalty payments based on future sales by Cephalon of Imagify. The term of the Imagify would extend until the expiration of the last of the patent rights licensed under such agreement.

In addition, if Cephalon elects to convert the Cephalon convertible note into the right to enter into the Imagify license, it may elect to manufacture Imagify itself or it may require Acusphere to manufacture Imagify at a cost no greater than our actual fully burdened manufacturing cost.

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

European Collaboration Agreement

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed pursuant to which we granted Nycomed rights to develop and market Imagify in Europe. As part of the agreement, Nycomed agreed to provide up to $70.0 million in license fees, research and development funding, and milestone payments, of which $12.0 million for research and development has been received.  In October 2005 and February 2006, we amended the agreement with Nycomed, and an additional $2 million was received for trademark and other activities associated with the qualification of our manufacturing facility. In connection with our agreement with Nycomed, Nycomed has agreed to pay us to manufacture Imagify for them and to pay us royalties on Nycomed’s sales of Imagify. In June 2008, we further amended our agreement again, and Nycomed agreed to reimburse us for expenses related to our qualification of our commercial manufacturing facility in Tewksbury, Massachusetts up to $750,000 which shall be credited against their initial purchases of Imagify.  In September 2008, we again amended our agreement with Nycomed.  This amendment removed a contingency associated with $2.0 million worth of additional payments.  The payments received pursuant to these amendments are considered advances against future milestone payments, and have been deducted from the $58 million in remaining milestone payments.  Therefore, we are entitled to receive $56 million in remaining milestone payments, of which the next payment is due upon the first commercial sale of Imagify. Nycomed will be responsible for sales, marketing and the regulatory submissions required for marketing Imagify throughout its sales territory, which includes the member states of the European Union, as well as Russia/CIS Jurisdictions and Turkey.

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

Financial Operations Overview

Revenue.    We have not generated any revenue from product sales since our inception. Since July 2004, when we entered into our collaboration agreement with Nycomed, the majority of our revenue has been collaboration revenue recognized in connection with research and development activities performed under this agreement.  As of September 30, 2008 Nycomed had paid us $14.0 million in license fees and for our research and development efforts. We are recognizing this $14.0 million of initial license and research and development payments ratably over a period currently estimated at 66 months.  The length of this research and development period, which is the period over which we are obligated to perform services, is estimated based on available facts and circumstances.  We periodically evaluate the assumptions underlying our estimate and change our estimate when appropriate.

Under the March 2008 intellectual property license agreement with Cephalon, Inc., we received $10.0 million and began recognizing revenue in the second quarter of 2008 over the remaining term of the agreement, which extends until expiration of the last of the patents licensed under the agreement, or approximately 13 years.  The Chairman, founder and CEO of Cephalon is also the current Presiding Director of the Board of Directors of the Company. Martyn Greenacre is a member of the Board of Directors of both the Company and Cephalon.

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

Dividends on Preferred Stock.   For the nine months ended September 30, 2008 and 2007, dividends on preferred stock consisted of dividends paid or accumulated on the convertible exchangeable preferred stock which we issued in February 2005. Dividends on preferred stock exclude any make-whole payments on conversion of preferred stock to common stock. Dividends on our preferred stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividend payment must be declared by our board of directors and must come from funds that are legally available for dividend payments.  In February 2008 and May 2008, our Board of Directors did not declare the quarterly dividend on the preferred stock, payable on March 1, 2008 and June 1, 2008, respectively. In August 2008, our Board of Directors again elected not to declare a quarterly cash dividend in the amount of $0.8125 per share on the preferred stock that was otherwise payable on September 1, 2008. This is the third quarterly dividend that has not been declared and paid on the preferred stock.  Under the terms of the preferred stock, the holders thereof shall be entitled to vote as a separate class to elect two directors if we have not paid the equivalent of six or more quarterly dividends, whether or not consecutive. These voting rights will continue until we pay the full accrued but unpaid dividends on the preferred stock.  The dividend payable on September 1, 2008 totaled $0.4 million in the aggregate.  Cumulative dividends payable of $0.8 million have been included in current liabilities as of September 30, 2008.

Results of Operations

Three Months Ended September 30, 2008 and 2007

Revenue.    In connection with our collaboration agreement with Nycomed entered into in July 2004, Nycomed has paid us $12.0 million in license fees for our research and development efforts. We had previously been recognizing this $12.0 million in research and development payments ratably over the estimated development period, as defined, of 54 months.  Estimation of this development period involves many assumptions.  We regularly assess these assumptions and our estimated development recognition period may change if facts and circumstances change.  We reevaluated the assumptions underlying the development term and during the three months ended September 30, 2008, modified our estimate of the development period over which we are obligated to perform services to 66 months.  Collaboration revenue recognized under this agreement for the three months ended September 30, 2008 was approximately $0.2 million and in 2007 was approximately $0.7 million.

Under the March 2008 intellectual property license agreement with Cephalon, Inc., revenue began to be recognized in the second quarter of 2008 over the remaining term of the agreement, which extends until expiration of the last of the patents licensed under the agreement, or approximately 13 years.  We recognized revenue for the three months ended September 30, 2008 of approximately $0.2 million under this agreement.

Research and Development Expense.    Research and development expense for the three months ended September 30, 2008 decreased $4.2 million, or 36%, to $7.5 million versus $11.7 million in the prior year period. The decrease was primarily due to lower costs of early stage development programs as we increase our focus on supporting our Imagify NDA and MAA submissions.

The following table summarizes the primary components of our research and development expense for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
	(In thousands)
Imagify	$3,101	$5,509
HDDS and PDDS	89	1,683
Other direct costs	813	991
Total direct costs	$4,003	$8,183
Indirect costs:
Facility rent costs	844	862
Depreciation	2,476	2,474
Other indirect costs	180	209
Total indirect costs	3,500	3,545
Total research and development expense	$7,503	$11,728

Late Stage Clinical Development Program (Imagify).  Our lead product candidate, Imagify, is a cardiovascular drug designed for the detection of coronary artery disease. Direct expense for research and development of Imagify was $3.1 million for the three months ended September 30, 2008 versus $5.5 million in 2007.  Clinical trial costs relating to Imagify pivotal trials decreased in 2008 versus 2007, following the release of RAMP-2 results in May 2007.

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

General and Administrative Expense.    General and administrative expense for the three months ended September 30, 2008 was $2.8 million, versus $3.1 million in the prior year period, a decrease of $0.3 million or 10%.  The decrease was due to lower consulting costs in marketing.

The following table summarizes the primary components of our general and administrative expense for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
	(In thousands)
Direct costs	$2,526	$2,910
Indirect costs:
Facility costs	219	130
Depreciation	27	52
Total indirect costs	246	182
Total general and administrative expense	$2,772	$3,092

Interest Income.    Interest income for the three months ended September 30, 2008 decreased approximately $0.5 million, or 83%, to approximately $0.1 million versus $0.6 million in the prior year period.  The decrease was due to lower average cash balances during the period.

Interest Expense.    Interest expense for the three months ended September 30, 2008 decreased $0.2 million, or 40%, to $0.3 million versus $0.5 million in the prior year period.   The decrease is due to lower average loan balances during the period as a result of repayments of the capital equipment loans.

Change in Valuation of Derivative.  The derivative is related to the embedded derivative instrument from the dividend make-whole payment feature of the preferred stock offering that closed in February 2005. The derivative liability value is reduced as dividends payments on the preferred stock are made, as well as for any conversions of preferred stock into common stock.  The derivative liability at September 30, 2008 was valued at $64,000.

Nine Months Ended September 30, 2008 and 2007

Revenue.    In connection with our collaboration agreement with Nycomed entered into in July 2004, Nycomed has paid us $12.0 million in license fees for our research and development efforts. We had previously been recognizing this $12.0 million in research and development payments ratably over the estimated development period, as defined, of 54 months.  Estimation of this development period involves many assumptions.  We regularly assess these assumptions and our estimated development recognition period may change if facts and circumstances change.  We reevaluated the assumptions underlying the development term and during the three months ended September 30, 2008, modified our estimate of the development period over which we are obligated to perform services to 66 months.  Collaboration revenue recognized under this agreement for the nine months ended September 30, 2008 and 2007 was $1.5 million and $2.0 million, respectively.

Under the March 2008 intellectual property license agreement with Cephalon, Inc., revenue began to be amortized in the second quarter of 2008 over the remaining term of the agreement, which extends until expiration of the last of the patents licensed under the agreement, or approximately 13 years.  We recognized revenue for the nine months ended September 30, 2008 of approximately $0.3 million under this agreement.

Research and Development Expense.    Research and development expense for the nine months ended September 30, 2008 decreased $5.4 million, or 17%, to $27.2 million versus $32.6 million in the prior year period. The decrease was due to a planned delay in early stage development programs as we focus on supporting our Imagify NDA and MAA submissions, partially offset by increased manufacturing costs for the Imagify program and also a one time charge for a payment due under an intellectual property agreement.

The following table summarizes the primary components of our research and development expense for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Imagify	$13,215	$15,175
HDDS and PDDS	270	3,558
Other direct costs	2,383	3,041
Total direct costs	$15,868	$21,774
Indirect costs:
Facility rent costs	2,534	2,613
Depreciation	7,432	7,420
Other indirect costs	1,377	764
Total indirect costs	11,343	10,797
Total research and development expense	$27,211	$32,571

Late Stage Clinical Development Program (Imagify).  Our lead product candidate, Imagify, is a cardiovascular drug designed for the detection of coronary artery disease. Direct expense for research and development of Imagify was $13.2 million for the nine months ended September 30, 2008 versus $15.2 million in 2007.  Clinical trial costs relating to Imagify pivotal trials decreased in 2008 versus 2007, following the release of RAMP-2 results in May 2007.

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

General and Administrative Expense.    General and administrative expense for the nine months ended September 30, 2008 decreased by $1.1 million, or 11% to $8.6 million versus $9.7 million in the prior period.  The decrease is primarily due to lower salary costs and consulting costs in marketing.

The following table summarizes the primary components of our general and administrative expense for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Direct costs	$7,848	$9,116
Indirect costs:
Facility costs	635	390
Depreciation	112	163
Total indirect costs	747	553
Total general and administrative expense	$8,595	$9,669

Interest Income.    Interest income for the nine months ended September 30, 2008 decreased $1.6 million, or 84%, to $0.3 million versus $1.9 million in the prior year period.  The decrease was due to lower average cash balances during the period.

Interest Expense.    Interest expense for the nine months ended September 30, 2008 decreased $0.5 million, or 31%, to $1.1 million versus $1.6 million in the prior year period.   The decrease is due to lower average loan balances during the period as a result of repayments of the capital equipment loans.

Change in Valuation of Derivative.  The derivative is related to the embedded derivative instrument from the dividend make-whole payment feature of the preferred stock offering that closed in February 2005. The derivative liability value is reduced as dividends payments on the preferred stock are made, as well as for any conversions of preferred stock into common stock.  The derivative liability at September 30, 2008 was valued at $64,000.

Liquidity and Capital Resources

Historically, we have financed our business through the issuance of equity securities, debt financings and equipment leases and, more recently, with funds from our collaborations with Nycomed and Cephalon. Our liquidity requirements have arisen primarily from research and development expenditures, equipment expenditures and payments on outstanding indebtedness. As of September 30, 2008, we had cash and cash equivalents of $4.1 million. As of September 30, 2008 we owed approximately $0.1 million for capital leases and $12.4 million for notes payable and other long-term obligations. We also had operating lease commitments totaling $11.1 million for rent of our facilities.

On November 3, 2008, we closed a transaction with Cephalon which provided $20 million in upfront funding in the form of a $15 million senior secured convertible note and receipt of a $5 million upfront fee for an exclusive worldwide license to AI-525, a preclinical-stage injectable formulation of celecoxib using the Company’s proprietary Hydrophobic Drug Delivery System (HDDS™) technology.

We expect that our existing resources, together with funds from the Cephalon transaction will fund operations into but not beyond the second quarter of 2009.  We will require significant additional funds in order to continue to fund our operations through and beyond the second quarter of 2009. We may raise these funds through public or private sales of equity, or from borrowings, or from strategic partners. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and the size and timing of creating expanded manufacturing capabilities. We do not expect to generate significant revenues from Imagify, other than possible license or milestone payments, unless or until we or current or potential partners submit an application for and receive marketing approval from the applicable regulatory authorities. The depletion of our resources may make future funding more difficult or expensive to attain. When additional funds are required or, in advance of such requirements, we may raise such funds from time to time through public or private sales of equity or from borrowings or from strategic partners or we may delay funding of certain development activities which could delay the approval and/or commercialization of Imagify, which would have a negative impact on our growth plans. We are evaluating our funding alternatives. Additional equity financing will be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in royalties or other terms which reduce our economic potential from products under development, including Imagify.  Since our present capital resources are not sufficient to fund our planned operations through and beyond the second quarter of 2009, substantial doubt about our ability to continue as a going concern exists without successfully raising funds as described above.  If we are unable to execute our operations according to our plans or to obtain additional financing, we may be forced to cease operations.

During the nine months ended September 30, 2008, operating activities used approximately $17.1 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $34.8 million, partially offset by an increase in deferred revenue of $10.8 million as a result of the license agreement with Cephalon, Inc. and an amendment to the Nycomed Agreement and non-cash charges for depreciation, amortization and stock based compensation of $9.0 million.

During the nine months ended September 30, 2008, investing activities used approximately $0.1 million in cash. This use of cash was primarily used for purchases of equipment incurred in connection with our commercial manufacturing facility for Imagify.

During the nine months ended September 30, 2008, financing activities used $4.8 million in cash, primarily due to payments on long term obligations.

We presently estimate that the total quarterly cash outflows for the remainder of 2008 to be approximately $8 to $9 million.

On July 28, 2008, we eliminated 24 positions or approximately twenty-four percent (24%) of its workforce and began notifying the affected employees.  In addition, pursuant to the Senior Management Compensation Plan approved by the Compensation Committee of the our Board of Directors on July 25, 2008, all senior managers at the Vice President level and above have taken salary reductions of 10% or more, to further decrease operating costs while the Company awaits FDA review of its NDA for Imagify.  The salary reductions were effective on August 1, 2008.  In connection with this reduction, incurred a pre-tax costs in the third quarter of 2008 of approximately $0.3 million, which is related to severance and benefit costs. The total annualized pre-tax cost savings that are expected to result from this reduction and the salary reductions described above are estimated to be approximately $2.1 million. In addition, the termination of certain of our outside consultants and contractors will result in estimated annual savings of approximately $2.0 million.  Although we believe that our estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.

Our current vacation policy allows employees to carry over unused vacation time as of December 31 of each year, up to a maximum of two weeks.  However, several employees who joined Acusphere prior to the institution of this vacation policy had accumulated more than two weeks vacation at December 31, 2007.  These employees had been allowed to carry this excess vacation accrual forward each year.  In April 2008 approximately $0.7 million of this accumulated vacation liability to employees was paid in a lump sum payment.

On May 15, 2008, we entered into a second amendment (the “Second GE Amendment”) to the GE patent license agreement.  Under the First amendment with GE (the “First GE Amendment”), we were due to make a series of six (6) consecutive quarterly installments of approximately $0.9 million due on the first day of the third month of each calendar quarter, commencing on June 1, 2008.  The Second GE Amendment provides that, in lieu of these payments, we shall make a series of payments due as follows: $5.5 million due as of June 1, 2007, payable in two installments commencing on June 1, 2008, the first installment of approximately $0.9 million is due on June 1, 2008 and was paid in May 2008 and the remaining installment is due and payable on October 1, 2009 in an amount consisting of (i) the amount of approximately $4.6 million in principal plus (ii) interest accruing on such principal amount from July 1, 2008 at the rate of 6% per annum until paid in full.  If receipt of regulatory approval by the U.S. Food and Drug Administration to market Imagify in the United States, or the approval of a Marketing Authorization Application to market Imagify in Europe, is received prior to the October 1, 2009 due date, any then remaining balance of the approximately $4.6 million (plus interest accrued to such date) payable as described above shall be immediately due and payable in full. The current carrying value of the later payment has been included in the current portion of long-term obligations at September 30, 2008.

On May 15, 2008, we entered into a second amendment (the “Second BSP Amendment”) to the Schering patent transfer agreement.  Under the First BSP Amendment, we were due to make a payment of $1.0 million to Schering on or before fifteen days after May 11, 2008 and a payment of another $1.0 million to Schering on or before fifteen days after May 11, 2009.  The Second BSP Amendment provides that, in lieu of these payments, we shall make a series of payments due as follows: $200,000 on or before fifteen days following execution of the Second BSP Amendment and $1.8 million on or before fifteen days after May 11, 2009.  The $200,000 payment was paid in May 2008 and the current carrying value of the remaining $1.8 million has been included in the current portion of long-term obligations at September 30, 2008.

In March 2008 we entered into a license agreement with Cephalon, Inc. (“Cephalon”) providing Cephalon with an exclusive, worldwide license to the Company’s Hydrophobic Drug Delivery System (HDDS) for oncology applications, along with the rights to AI-850, our formulation of paclitaxel, in exchange for a cash payment of $10.0 million, paid upon the execution of the agreement.  The term of the agreement extends until expiration of the last of the patents licensed under the agreement.  We have recorded this payment in deferred revenue at September 30, 2008, and will recognize it as income ratably over the remaining estimated useful life of the patents, or approximately 13 years.

Effective June 1, 2006, we entered into an agreement to license on a non-exclusive basis various ultrasound-related intellectual property from Bracco International BV, or Bracco. In consideration for the non-exclusive license of these patents, we agreed to pay Bracco up to a total of Euros 3.0 million, of which Euros 0.5 million (approximately $0.6 million) was paid in June 2006. On July 29, 2008, we entered into an amendment (the “Amendment”) to the Bracco patent license agreement.  Under the Bracco patent license agreement, we were obligated to make a payment of Euros 500,000 (approximately $0.8 million) to Bracco within five business days after the acceptance by the FDA of a new drug application filing package for Imagify.  The FDA accepted our application on June  30, 2008, making such payment to Bracco due on July 8, 2008.  The Amendment reduces the amount of the payment due on July 8, 2008 to Euros 100,000 (approximately $0.2 million), and provides that an additional payment of Euros 400,000 (approximately $0.6 million) will be due on the first anniversary of such acceptance by the FDA, or June 30, 2009.  The Amendment further provides that we grant Bracco a perpetual non-exclusive and royalty-free right and license within the field of ultrasound diagnostic imaging to use and exploit any intellectual property that we have developed or may develop after June 1, 2006 which relates to, or to the use or performance of, the patents licensed by Bracco under the Agreement.  We have paid this Euro 100,000 (approximately $0.2 million) in August 2008 and the additional payment of Euros 400,000 (approximately $0.6 million) that is due on the first anniversary of such acceptance by the FDA, or June 30, 2009 has been included in current liabilities as of September 30, 2008.  An additional Euros 2.0 million is payable upon our achievement of certain defined regulatory milestones.  We also agreed to pay a royalty on future Imagify revenue, up to a maximum royalty amount of Euros 10.0 million, less a portion of the above-referenced milestone payments. Whereas the other obligations are contingent upon the outcome of future events, they have not been recorded at this time.

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

In June 2005, we entered into an equipment financing line with Oxford Finance Corporation, (“Oxford”).  In 2005 and 2006, we borrowed an aggregate of $7.0 million against this line. As of September 30, 2008, net of repayments, we had $2.0 million outstanding under this line. Such borrowings are collateralized by corresponding equipment and other capital purchases with repayment due in monthly installments over 36 to 48 months, depending on the nature of the equipment financed, with the last such repayment scheduled for March 2010. Interest rates on these borrowings were fixed at the time of each borrowing and range from 10.3% to 10.9%.  The loans under this line are subject to acceleration upon certain events of default, including but not limited to the failure to make timely payments of principal and interest, a default on other material obligations, or a material adverse change in the financial condition of the borrower.

In March 2005 we borrowed $2.0 million under a loan agreement with MassDevelopment to help finance certain tenant improvements to its commercial manufacturing facility in Tewksbury, Massachusetts. The loan is secured by certain improvements made at the facility, interest accrues at 5.0% per annum with retroactive adjustments to 9.0% in the event the we achieve positive operating cash flow, as defined in the agreement, prior to repayment of the loan. Accrued principal and interest are being repaid over a 10 year term. The loan is subject to acceleration upon certain customary events of default, including failure to timely pay principal and interest. We began making payments on this loan in May 2007 and as of September 30, 2008, have approximately $2.1 million outstanding under the loan, including principal and interest.

In February  2005, we issued 900,000 shares of 6.5% convertible exchangeable preferred stock, our Preferred Stock, at $50.00 per share resulting in net proceeds of approximately $41.9 million after deducting underwriting discounts, commissions and offering expenses. Each share of Preferred Stock has a liquidation preference of $50.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments.  During the nine months ended September 30, 2008 and 2007, we paid $0 and $1.7 million, respectively, in dividends on our Preferred Stock. As of September 30, 2008, 480,000 shares of Preferred Stock were outstanding, accrued and unpaid dividends totaled approximately $0.8 million.

In February 2008 and May 2008, our Board of Directors elected not to declare a quarterly cash dividend that was otherwise payable on March 1, 2008 and June 1, 2008, respectively. On August 24, 2008, our Board of Directors again elected not to declare a quarterly cash dividend in the amount of $0.8125 per share on the preferred stock that was otherwise payable on September 1, 2008. This is the third quarterly dividend that has not been declared and paid on the preferred stock.  This dividend payable on September 1, 2008, which would have totaled $0.4 million in the aggregate.  The total of $0.8 million has been included in current liabilities as of September 30, 2008.  If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our Board of Directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the Preferred Stock, voting separately as a class with holders of Preferred Stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected.

We may elect to automatically convert some or all of the Preferred Stock into shares of our common stock if the closing price of our common stock has exceeded $10.30 per share (150% of the conversion price) for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion. Prior to March 1, 2009, if we elect to automatically convert, or if any holder elects to voluntarily convert, the Preferred Stock, we will also make an additional payment, the Make-Whole payment, equal to the aggregate amount of dividends that would have been payable on the Preferred Stock so converted from the original date of issuance through and including March 1, 2009, less any dividends already paid on the Preferred Stock. This additional payment is payable by us, at our option, in cash, in additional shares of its common stock, or in a combination of cash and shares of common stock.  We have reserved a maximum of approximately 0.3 million shares of common stock for issuance under this Make-Whole provision.

Through September 30, 2008, 420,000 shares of Preferred Stock have been voluntarily converted into 3,061,223 shares of our common stock. In connection with such conversions, we issued an additional 490,504 shares of our common stock in satisfaction of the required Make-Whole payment.

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

In April 2004, we entered into an equipment financing line with General Electric Capital Corporation.  In 2004 and 2005 we borrowed an aggregate of $10.5 million under the equipment financing line.  As of September 30, 2008, net of repayments, we had $2.5 million outstanding.  Borrowings are collateralized by the equipment financed with repayment due in monthly installments over 36 to 48 months, with the last such repayment scheduled for December 2010.  Interest rates on these borrowings were fixed at the time of each borrowing and range from 8.7% to 10.7%. The loans under this line are subject to acceleration upon certain events of default, including but not limited to: i) the failure to make timely payments of principal and interest, ii) a default on other material obligations, or iii) a material adverse change in the financial condition of the borrower.

In July 2004, we entered into a collaboration, license and supply agreement with Nycomed in which we granted Nycomed rights to develop and market Imagify in Europe. Under the original terms of this agreement, Nycomed paid us license fees and research and development payments totaling $12.0 million. The original agreement also provides for Nycomed to pay to us up to $58.0 million in milestone payments upon achievement of certain milestones. Under the agreement, Nycomed has agreed to pay us to manufacture Imagify for them and to pay us royalties on Nycomed’s sales of Imagify. In October 2005 and February 2006, our agreement with

Nycomed was amended such that Nycomed paid us an additional $2.0 million for trademark activities and activities associated with the qualification of our manufacturing facility. Subsequently in September 2008, this arrangement with Nycomed was amended.  This amendment removed a contingency associated with the $2.0 million of payments.  These amendments were considered advances against future milestone payments, and have been deducted from the $58 million in remaining milestone payments.  Therefore, we have $56 million remaining in milestone payments. No additional funds are expected from Nycomed under the agreement for the next twelve months.  On June 26, 2008, we executed a third amendment to our agreement with Nycomed.  Pursuant to the amendment, Nycomed shall reimburse us for expenses arising from and after June 1, 2008 and related to our qualification of our commercial manufacturing facility in Tewksbury, Massachusetts.  Such amounts shall not, in the aggregate, exceed $750,000 and are payable by Nycomed upon receipt of monthly invoices.  The amendment further provides that $750,000 shall be credited against Nycomed’s initial purchases of Imagify so that Nycomed shall only pay for Imagify delivered after such $750,000 has been fully credited.

Shelf Registration Statement

We have on file with the U.S. Securities and Exchange Commission, or SEC, a “universal shelf” registration statement on Form S-3 (Registration No. 333-134263), which provides for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability, as of September 30, 2008, of approximately $33.5 million, subject to our satisfaction of the criteria for use of Form S-3. The SEC declared the shelf registration statement effective on August 18, 2006.   SEC rules currently limit our ability to utilize a shelf registration statement to no more than one-third of our unaffiliated public float over any twelve month period. Subject to these limitations, market conditions and our capital needs, and to the extent and so long as we are then eligible to use the registration statements under SEC rules, we may again seek to use any remaining availability under the shelf registration statements by making an offering of securities covered for sale under the registration statements. In addition, we may amend our shelf registration statements or file a new shelf registration statement to increase our potential access to capital. If we elect to raise additional capital using a shelf registration statement, we may use the net proceeds from the sale of these securities for general corporate purposes, which may include funding clinical trials, research and development, regulatory activities, acquisitions, including acquisitions of companies, products, intellectual property or other technology, repayment or refinancing of existing indebtedness, investments, capital expenditures, repurchase of our capital stock and for any other purposes that we may specify in any prospectus supplement.

Off-Balance Sheet Financing Arrangements

We currently do not have any special purpose entities or off-balance sheet financing arrangements other than operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	2008	2009 - 2010	2011 - 2012	2013 and Beyond
Long-Term Debt	$6,933	1,370	4,130	670	763
Capital Lease Obligations	50	8	42	—	—
Operating Lease Obligations	11,060	770	6,092	4,198	—
Purchase Obligations	112	112	—	—	—
Other Long-Term Obligations	7,310	—	7,310	—	—
Total	$25,465	2,260	17,574	4,868	763

Long-Term Debt of $6.9 million includes $2.6 million in principal and interest payable to General Electric Capital Corporation (“GE”) and $2.2 million in principal and interest payable to Oxford Finance Corporation (“Oxford”) under equipment loans with payments due in monthly installments over 36 to 48 months, collateralized by the corresponding equipment.  The loans under the GE line are subject to acceleration upon certain events of default, including but not limited to: i) the failure to make timely payments of principal and interest, ii) a default on other material obligations, or iii) a material adverse change in the financial condition of the borrower.  The loans under the Oxford line are subject to acceleration upon certain events of default, including but not limited to the failure to make timely payments of principal or a default on other material obligations.

Also included under Long-Term Debt is $2.1 million in principal and interest payments due under the MassDevelopment loan, under which we borrowed $2.0 million to finance improvements to our commercial manufacturing facility in Tewksbury, Massachusetts. Interest accrues under the loan at 5.0% per annum with retroactive adjustments to 9.0% in the event we achieve positive operating cash flow as defined in the agreement without prior repayment of the loan. No payments were due under the loan for the first 24 months and we began loan repayments in May 2007. The loan has a 10 year repayment term and is subject to acceleration upon certain events of default, including failure to timely pay principal and interest.

Capital Lease Obligations as classified pursuant to FASB Statement of Financial Accounting Standards No. 13, Accounting for Leases relate to leases for business equipment.  We leased capital equipment through Banc of America Leasing Corporation. The remaining monthly payments range from $460 to $1,019 with maturities through June 2010.

Our operating lease obligations of $11.1 million relate primarily to our headquarters and manufacturing facility leases under which we pay monthly rent. Our Watertown, Massachusetts headquarters lease has an original term of 10 years, which began in December 2001, and which was extended by six months during 2005. The lease for our commercial manufacturing space in Tewksbury, Massachusetts has an initial five year, nine month term, which began in July 2004, with options to extend the lease for up to two additional five-year terms at predetermined rental rates.

Purchase Obligations include one purchase order to a supplier for material.

Other Long-Term Liabilities includes approximately $4.9 million payable to GE Healthcare pursuant to the amended intellectual property license agreement which is due and payable on October 1, 2009 in an amount consisting of (i) the amount of approximately $4.6 million in principal plus (ii) interest accruing on such principal amount from July 1, 2008 at the rate of 6% per annum until paid in full.  Other Long-Term Liabilities also includes $1.8 million payable which is due and payable in May 2009 to pursuant to intellectual property acquisition agreement.  Other Long-Term liabilities Euro 400,000 (approximately $0.6 million) due on June 30, 2009 to Bracco pursuant to a patent license agreement.

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

In connection with feasibility studies, contract amounts which are not due until the customer accepts or verifies the research results are not recognized as revenue until customer acceptance, assuming collectability is reasonable assured.

We are recognizing collaboration revenue of $14.0 million associated with the initial license and performance-based payments under the Nycomed agreement based on an estimated recognition period of 66 months over which we are obligated to perform services supporting the agreement. This estimate was revised to 66 months in the third quarter of 2008.  There was no change in the estimated development period during 2007.  Estimation of this development period involves many assumptions, including estimates relating to completion of activities for which we are reliant on Nycomed and independent regulatory authorities to achieve.  Our estimated development recognition period may change again if facts and circumstances change. Were the estimated development period to be extended, we may be required to record a reduction in cumulative revenue recognized in our statement of operations in the period in which the change in development period is determined.

Our agreement with Nycomed has been modified such that Nycomed has paid us $0.2 million for activities associated with creating a brand name for Imagify and related trademark activities and paid us $1.8 million to support the validation of the our commercial manufacturing facility for Imagify. These amounts were originally scheduled to be paid to us upon Nycomed’s filing for regulatory approval of Imagify in Europe. In September 2008, the arrangement with Nycomed was amended.  This amendment removed a contingency associated with the $2.0 million of payments.  As a result the $2.0 million has been included with $12 million and will be recognized over the 66 month development period utilizing the cumulative catch-up methodology.  Payments received for current and potential HDDS and PDDS feasibility studies, which are offset by costs incurred for such studies, are recognized as revenue over the estimated performance period of each such study. A change in these estimates could result in a significant change to the amount of revenue recognized in future periods. In addition, if the Nycomed collaboration agreement is terminated for reasons other than certain non-performance by us, we would recognize the remainder of the payments we have received or otherwise expect to collect over the amortization period at the time of termination. We will not recognize revenue associated with the potential additional $56 million in milestone-based payments that may be earned under the Nycomed agreement until the underlying regulatory and sales milestones are achieved.

We entered into a license agreement with Cephalon, Inc., providing Cephalon with a license to our Hydrophobic Drug Delivery System (HDDS) for oncology applications, along with the rights to AI-850, our formulation of paclitaxel, in exchange for a cash payment of $10.0 million, paid upon the execution of the agreement.  The term of the agreement extends until expiration of the last of the patents licensed under the agreement.  During the term of the license we are obligated to support Cephalon activities in connection with AI-850.  This support includes allowing access to our personnel for discussions relating to regulatory, scientific and medical technology and allow access to any records that may be required in connection with any regulatory filings or submissions.  The Chairman, founder and CEO of Cephalon is also the current Presiding Director of the Board of Directors of the Company.  Martyn Greenacre is also a member of the Board of Directors of both the Company and Cephalon.  We recorded this payment in deferred revenue at September 30, 2008, and are recognizing it as income ratably over the remaining estimated useful life of the patents, or approximately 13 years.

Property and Equipment.   Property and equipment are recorded at cost and depreciated over their estimated useful lives of three to five years using the straight-line method. The majority of our equipment is related to our ongoing research and development activities, including equipment which, subject to regulatory approvals, we intend to use for commercial manufacture of Imagify. We consider that this equipment is placed in service when operation of the equipment is started-up and begin depreciating the equipment at this time. The equipment in our commercial manufacturing facility is currently undergoing research and development related activities that result in wear and tear on the equipment including ongoing calibration and testing.

Leasehold improvements and equipment under capital leases are recorded at cost. We depreciate leasehold improvements and equipment under capital leases over the lesser of their useful lives or the remainder of their respective lease terms. We began depreciation of leasehold improvements at our Tewksbury facility in October 2005 upon receipt of an occupancy permit and taking occupancy of the facility. Our leasehold improvements costs on this facility approximate $30.7 million and are being depreciated ratably over the remaining term of our present lease, the initial term of which is scheduled to expire in April 2010. We believe that the use of the initial term of the lease for the depreciation period, rather than assuming that the lease term is renewed, is appropriate given the inherent uncertainties with a product such as Imagify, which has completed its phase 3 clinical trials but still requires regulatory approvals before it can be marketed.  The Risk Factors included under Section 1A of this document discuss the uncertainties associated with Imagify.

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

There were no unrecognized tax benefits as of the date of adoption January 1, 2007. As a result of the implementation of FIN 48, we did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2007 and at September 30, 2008, and has not recognized interest and/or penalties in the statement of operations for the period ended December 31, 2008.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS (FAS) No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The purpose of FAS No. 157 is to clarify and set forth consistent rules for defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles and expanding disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements where those accounting pronouncements have determined that fair value is the relevant measurement attribute. FAS No. 157 does not require any new fair value measurements, but for some entities the application of FAS No. 157 could change current practice.  Except as described below, we have adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial statements or disclosures.

In February 2008, FASB issued FASB FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 will provide a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in financial statements at fair value at least annually. For non-financial assets and non-financial liabilities subject to the deferral, SFAS No. 157 will be effective in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years. We are currently evaluating the impact that applying FAS No. 157 to nonfinancial assets and liabilities will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  This statement allows the measurement at fair value of financial instruments and certain other items that are currently not required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits the measurement of eligible items at fair value at specified election dates, with unrealized gains and losses on the items for which the fair value option has been elected reported in earnings at each subsequent reporting date.  SFAS No. 159 was effective for us in the first quarter of 2008. The adoption of SFAS No. 159 did not have an impact on our financial statements or condition as we did not elect to use fair value measurements on any assets or liabilities under this statement and have not subsequently elected to carry any assets or liabilities at fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments for speculative or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with original maturity dates of 90 days or less when purchased. Our cash is deposited in and invested through highly rated financial institutions in North America. Our cash equivalents are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.   Since our investment portfolio consists of short-term, highly liquid investments, including money market accounts, with original maturity dates of 90 days or less when purchased, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. Our equipment loans and capital leases are not subject to interest rate fluctuations because the interest rates are fixed at the time of borrowing.

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

In Part I. Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008, we describe risk factors related to the Company.  For convenience, our updated risk factors are included below in this Item 1A.  Other than the risk factors titled:

•      Based on our current capital resources, including the proceeds from the Cephalon transaction received on November 3, 2008 and based on our current operating plans, we will require significant additional capital to fund our operations through and beyond the second quarter of 2009. There is substantial doubt as to our ability to continue as a going concern.

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

•      If Cephalon converts its convertible promissory note into the right to enter into an exclusive license for Imagify, we will have no other product candidates in active clinical development.

•      In connection with our November 2008 transaction with Cephalon we granted Cephalon a security interest in substantially all of our assets, including our intellectual property, which could hinder our ability to secure additional debt financing.

•      Under the terms of our November 2008 agreement with Cephalon, we can not undertake certain specified corporate actions without the consent of Cephalon, which could frustrate our ability to raise equity or debt or enter into future collaboration agreements, among other things.

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

•      Our common stock may be delisted from the Nasdaq Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

•      If Cephalon elects to convert its convertible promissory into shares of our common stock, it will likely result in immediate and substantial dilution to our stockholders and potentially give Cephalon control over stockholder votes.

•      If Cephalon elects to convert its convertible promissory into shares of our common stock, it will have the right to proportional representation on our board of directors, which would provide Cephalon with an opportunity to exert significant control over the strategic direction of Acusphere.

•      If shares under our universal shelf registration statement are issued, then the price of our securities may be negatively affected.

•      Our common stock is junior to our preferred stock with respect to the right to receive payments in the event of a dissolution, liquidation or winding up of Acusphere.

•      Future sales of common stock by our existing stockholders may cause our stock price to fall.

•      The terms of our outstanding shares of preferred stock may restrict our ability to raise additional capital or hamper or prevent an acquisition of us.

•      Under some circumstances, the holders of our outstanding shares of preferred stock may be entitled to elect some of the directors of Acusphere.

•      In connection with our November 2008 transaction with Cephalon we waived Section 203 of the Delaware General Corporation Law and agree to seek shareholder approval of certain provisions of our certificate of incorporation, which may make it more difficult to discourage an acquisition of Acusphere by Cephalon or others.

there have been no material changes in our risk factors from those disclosed in Part I. Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Risks Related to Our Company

Based on our current capital resources, including the proceeds from the Cephalon transaction received on November 3, 2008 and based on our current operating plans, we will require significant additional capital to fund our operations through and beyond the second quarter of 2009. There is substantial doubt as to our ability to continue as a going concern.

We are focused on product development and we have not generated any revenue from commercial sales of our products to date. We have incurred losses each year of our operations. For the nine months ended September 30, 2008, we had a net loss available to holders of common stock of $36.3 million. At September 30, 2008 we had an accumulated deficit of $369.7 million. We expect our research and development, general and administrative and sales and marketing expenses will increase over the next several years.

We expect to continue to incur losses and capital expenditures for the foreseeable future. We also anticipate cash outflow from debt repayment and payment of other obligations, including dividends payable on our outstanding shares of 6.5% convertible exchangeable preferred stock. Proceeds from the Cephalon transaction received on November 3, 2008 and based on our operating plans, we will require significant additional capital to fund our operations through and beyond the second quarter of 2009, including developing products, conducting clinical trials, achieving regulatory approvals, qualifying commercial manufacturing space and, subject to regulatory approval, commercially launching Imagify, or other product candidates under development or future product candidates. We may raise this additional capital through public or private sales of equity, or from borrowings, or from strategic partners.

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

As of November 1, 2008, we had approximately $14.6 million in aggregate principal indebtedness outstanding related to capital lease obligations, notes payable, accrued dividends and other long-term obligations. As of November 6, 2008, we had outstanding 310,000 shares of our 6.5% convertible exchangeable preferred stock, which shares accrue cumulative cash dividends at the annual rate of $3.25 per share, payable quarterly on the first day of March, June, September, and December. These payments will:

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

The data obtained from clinical and pre-clinical activities are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. In particular, we can not assure you that our Imagify clinical results will successfully address FDA requirements sufficiently for us to obtain regulatory approval. No product can receive FDA approval unless human clinical trials show both safety and efficacy for each target indication in accordance with FDA standards. FDA analysis of results include both quantitative and qualitative analysis. In both our RAMP-1 and RAMP-2 clinical trial results, we achieved the principal primary endpoint of accuracy but failed to achieve one of the two component primary endpoints in each trial (sensitivity in RAMP-1 and specificity in RAMP-2).  The FDA may look at these trials separately rather than in their totality and may not approve Imagify based upon these missed endpoints. We cannot predict whether FDA will approve Imagify based upon the available results or whether FDA will seek additional data as a condition to approval or whether they will approve Imagify at all. FDA has announced that the NDA for Imagify will be discussed by the Cardiovascular and Renal Drugs Advisory Committee at their meeting on December 10th, 2008. We cannot predict the outcome of these discussions, the advice that may be given to FDA or the impact on approvability of Imagify or the timing thereof.

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

If Cephalon converts its convertible promissory note into the right to enter into an exclusive license for Imagify, we will have no other product candidates in active clinical development.

If Cephalon converts the its convertible promissory note into the right to enter into an exclusive license for Imagify, we will no longer have any right to commercialize Imagify and will thereafter only be entitled to receive milestone and royalty payments from our licensees in connection with the sale of Imagify.  We currently have no product candidates in active clinical development. Any future product candidate we may develop would require many years of pre-clinical and clinical development, regulatory approval and substantial additional resources, before we could commercialize that product candidate.

In connection with our November 2008 transaction with Cephalon we granted Cephalon a security interest in substantially all of our assets, including our intellectual property, which could hinder our ability to secure additional debt financing.

In connection with our November 2008 transaction with Cephalon, we issued Cephalon a $15 million senior secured convertible note and granted Cephalon a security interest in substantially all of our assets, including our intellectual property, to secure our obligations under the convertible note. The Cephalon convertible note is subject to acceleration and an increased interest rate upon the happening of customary events of default, including the failure to make timely payments of principal and interest.  Cephalon would have the right to realize on these secured assets to satisfy amounts owed under the note in an event of default.  If Cephalon were to realize on these secured assets, especially our intellectual property rights, it would have a material adverse effect on our business.

In addition, because we have now granted a security interest in all of our assets to Cephalon and other lenders, it may become more difficult for us to raise additional debt to fund our continued operations.

Under the terms of our November 2008 agreement with Cephalon, we can not undertake certain specified corporate actions without the consent of Cephalon, which could frustrate our ability to raise equity or debt or enter into future collaboration agreements, among other things.

Pursuant to the terms of our note purchase agreement with Cephalon, we are not permitted to undertake certain specified corporate actions, such as issue additional equity securities or securities convertible into equity securities, enter into a material joint venture or partnership with a third party, incur additional indebtedness, enter into the sale of the Company, or amend our certificate of incorporation or bylaws, for so long as the Cephalon convertible note remains outstanding or Cephalon holds at least 25% or more of our outstanding voting securities, which period we refer to as the restricted period, without the prior consent of Cephalon.  Cephalon’s control over our ability to enter into certain of these corporate actions may frustrate our ability to issue additional equity or debt securities or enter into future collaborations related to our products.

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

We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, and we spent approximately $42,000 during the nine months ended September 30, 2008 to dispose of these hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

Our common stock may be delisted from the Nasdaq Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Effective at the open of business on October 29, 2008, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market.  This listing transfer was part of our plan of compliance as presented to the Nasdaq Hearings Panel in September 2008 in connection with our appeal of the Nasdaq Global Market delisting notice we received on July 14, 2008.  We currently fail to meet The Nasdaq Stock Market LLC’s (“NASDAQ”) minimum bid price requirement of $1.00 pursuant to Marketplace Rule 4450(a)(5) and NASDAQ’s $10.0 million minimum stockholders’ equity requirement pursuant to Marketplace Rule 4450(a)(3) for continued listing on the Nasdaq Global Market. We have until December 31, 2008 to show at least $2.5 million in stockholders’ equity or demonstrate compliance with one of the alternative listing criteria for continued listing on the Nasdaq Capital Market, including $35.0 million in market value of listed securities for a minimum of ten consecutive trading days.  We have until April 17, 2009 to evidence a closing bid price of $1.00 or more for a minimum of ten consecutive trading days.  If we do not satisfy these requirements within these periods of time, our common stock may be delisted from NASDAQ.

In addition to the minimum bid price deficiency described above, as of September 30, 2008, we do not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market.

The delisting of our common stock from the Nasdaq Capital Market would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.  In the event our common stock is delisted from the Nasdaq Capital Market, our common stock may become eligible for quotation and trading on the OTC Bulletin Board.

If Cephalon elects to convert its convertible promissory into shares of our common stock, it will likely result in immediate and substantial dilution to our stockholders and potentially give Cephalon control over stockholder votes.

Pursuant to the terms of the Cephalon convertible promissory note, Cephalon has the option to convert the Cephalon convertible promissory note into the number of shares of our common stock equal to 51% of our outstanding common stock on a fully-diluted basis on the date of such conversion.  Such conversion will likely result in immediate and substantial dilution to our stockholders.  As a majority holder of our common shares, Cephalon would be able to control certain votes of our stockholders and may also frustrate or make more difficult the acquisition of Acusphere by a third party without Cephalon’s approval..  Further, under the terms of our note purchase agreement with Cephalon, during the restricted period, if we undertake an offering of certain securities, Cephalon has the right to acquire that number or amount of such shares of our securities, at the price and upon substantially the same terms and conditions as such shares are to be sold or otherwise issued to third parties, as shall enable Cephalon to maintain, on a fully diluted basis and assuming the conversion of all such securities, its ownership interest in the Company. Cephalon’s ability to maintain its ownership interest may also frustrate or make more difficult our ability to issue additional equity and/or debt securities to new investors.

If Cephalon elects to convert its convertible promissory into shares of our common stock, it will have the right to proportional representation on our board of directors, which would provide Cephalon with an opportunity to exert significant control over the strategic direction of Acusphere.

Pursuant to the terms of our note purchase agreement with Cephalon, from and after the conversion of the Cephalon convertible promissory note and for so long as Cephalon holds at least 25% or more of our outstanding voting securities, Cephalon will have the right to designate that number of directors to our board of directors that is proportional to its equity interest.  Cephalon’s ability designate a proportional number of our directors would provide Cephalon with an opportunity to exert significant control over the strategic direction of the Company and may also frustrate or make more difficult the acquisition of Acusphere by a third party without Cephalon’s approval.

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

We have on file with the SEC a universal shelf registration statement on Form S-3 (Registration No. 333-134263), which provides for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability as of September 30, 2008, of approximately $33.5 million, subject to Company’s satisfaction of the criteria for use of Form S-3. The SEC declared the shelf registration statement effective on August 18, 2006. SEC rules currently limit our ability to utilize a shelf registration statement to no more than one-third of our unaffiliated public float over any twelve month period.  Subject to these limitations, market conditions and our capital needs, and to the extent and so long as we are then eligible to use the registration statements under SEC rules, we may again seek to use any remaining availability under the shelf registration statements by making an offering of securities covered for sale under the registration statements. In addition, we may amend our shelf registration statements or file a new shelf registration statement to increase our potential access to capital. The addition of these securities into the market may be dilutive to existing stockholders and have an adverse effect on the price of our securities.

Our common stock is junior to our preferred stock with respect to the right to receive payments in the event of a dissolution, liquidation or winding up of Acusphere.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of November 6, 2008, 310,000 of these shares of preferred stock are outstanding. The preferred stock is senior to the common stock as to liquidation. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of November 6, 2008, we have approximately 49,506,766 shares of common stock outstanding and 310,000 shares of convertible preferred stock outstanding that are convertible into approximately 2.3 million shares of our common stock, plus up to a maximum of approximately 0.2 million additional shares of our common stock issuable at our option in satisfaction of the maximum dividend make-whole payment on these shares of preferred stock. All of the shares of common stock issuable upon conversion of our preferred stock will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

The terms of our outstanding shares of preferred stock may restrict our ability to raise additional capital or hamper or prevent an acquisition of us.

In February 2005, we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of November 6, 2008, 310,000 of these shares of preferred stock are outstanding. In the event of our voluntary or involuntary dissolution, liquidation or winding up of Acusphere, holders of our preferred stock will receive a liquidation preference in an amount equal to $50 per share, plus all accrued and unpaid dividends through the distribution date. Only after holders of the preferred stock have received their liquidation preference and any accrued and unpaid dividends will we distribute assets, if any are remaining, to our common stock holders. Without the vote or consent of the holders of at least a majority of the shares of preferred stock, we can not authorize or sell any equity security that ranks senior to the preferred stock as to dividends or distributions of assets upon liquidation, dissolution or winding up of Acusphere. As a result of this liquidation preference, it may be difficult for us to raise additional capital through the sale of common stock or junior preferred stock on acceptable terms, or at all.

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

In February 2005 we issued and sold 900,000 shares of our 6.5% convertible exchangeable preferred stock. As of November 6, 2008, 310,000 of these shares of preferred stock are outstanding. Cumulative dividends accrue on our preferred stock at an annual rate of $3.25 per share, payable quarterly on the first day of March, June, September and December, commencing June 1, 2005. Any dividends must be declared by our board of directors and must come from funds that are legally available for dividend payments.  In February 2008 and May 2008, our Board of Directors elected not to declare a quarterly cash dividend that was otherwise payable on March 1, 2008 and June 1, 2008, respectively.  In August  2008, our Board of Directors again elected not to declare a quarterly cash dividend in the amount of $0.8125 per share on the preferred stock that was otherwise payable on September 1, 2008. This is the third quarterly dividend that has not been declared and paid on the preferred stock. If we have not paid dividends on the preferred stock in an aggregate amount equal to at least six quarterly dividends whether or not consecutive, we must increase the size of our board of directors by two additional directors. After this time, and for so long as these dividends remain due and unpaid, holders of the preferred stock, voting separately as a class with holders of preferred stock ranking on the same basis as to dividends having like voting rights, will be entitled to elect two additional directors at any meeting of stockholders at which directors are to be elected. These directors will be appointed to classes on the board as determined by our board of directors. These voting rights will terminate when we have declared and either paid or set aside for payment all accrued and unpaid dividends. The terms of office of all directors so elected will terminate immediately upon the termination of these voting rights.

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

In connection with our November 2008 transaction with Cephalon we waived Section 203 of the Delaware General Corporation Law and agree to seek shareholder approval of certain provisions of our certificate of incorporation, which may make it more difficult to discourage an acquisition of Acusphere by Cephalon or others.

As a condition to the consummation of our November 2008 transaction with Cephalon we waived Section 203 of the Delaware General Corporation Law, the application of which have otherwise prohibited us from entering into a business combination Cephalon without a two-thirds stockholder vote.  Further, for so long as the Cephalon convertible note remains outstanding or Cephalon holds at least 25% or more of our outstanding voting securities, which period we refer to as the restricted period, Cephalon may request that we take all actions necessary to enact an amendment to our certificate of incorporation, including calling and holding a meeting of our stockholders to seek approval of such amendment and filing with the SEC a proxy statement seeking approval of such amendment, which (i) will provide that we expressly elect not to be governed by Section 203 of the Delaware General Corporation Law and/or (ii) will provide that each member of our board of directors shall be elected annually for a one year term (i.e. a “staggered board”).  In the absence of these procedural protections, it would be more difficult for our board of directors to discourage an acquisition by Cephalon or others.  Notwithstanding the foregoing, any future transaction between us and Cephalon must be approved by a committee of directors of our board consisting entirely of directors that are independent of Cephalon.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Our policy governing transactions in our securities by its directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that, in accordance with Rule 10b5-1 and our policy governing transactions in our securities, such a plan has been entered into with provisions requiring that any trading of securities thereunder is to be reported when and if it occurs in accordance with applicable law. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1

Senior Management Compensation Plan dated July 25, 2008 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2008)

10.2

Amendment to Patent License Agreement by and between the Company and Bracco International BV, dated as of July 29, 2008 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2008)

10.3

Letter Agreement, dated as of September 2, 2008, between Acusphere and Cephalon, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2008)

10.4

Fourth Amendment to the Collaboration, License and Supply Agreement dated July 6, 2004, dated as of September 3, 2008 between Acusphere and Nycomed Danmark ApS (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2008)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification

31.2*	Rule 13a-14(a) / 15d-14(a) Certification

32.1*	Section 1350 Certifications

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November 2008.

ACUSPHERE, INC.

By:	/s/ Sherri C. Oberg
Sherri C. Oberg
President and Chief Executive Officer

By:	/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Senior Management Compensation Plan dated July 25, 2008 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2008)

10.2

Amendment to Patent License Agreement by and between the Company and Bracco International BV, dated as of July 29, 2008 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2008)

10.3

Letter Agreement, dated as of September 2, 2008, between Acusphere and Cephalon, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2008)

10.4

Fourth Amendment to the Collaboration, License and Supply Agreement dated July 6, 2004, dated as of September 3, 2008 between Acusphere and Nycomed Danmark ApS (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2008)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification

31.2*	Rule 13a-14(a) / 15d-14(a) Certification

32.1*	Section 1350 Certifications

* filed herewith